Form 10-Q
period 1996-04-30
PURETEC CORP
filed 1996-06-19
CIK 928451

==============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                      -----------------------------------

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: April 30, 1996

                        Commission file number 0-26508

                              PURETEC CORPORATION
            (Exact Name of Registrant as Specified in Its Charter)

            DELAWARE                                    22-3376449
    (State of Incorporation)               (I.R.S. Employer Identification No.)

               65 Railroad Avenue, Ridgefield, New Jersey 07657
                   (Address of Principal Executive Offices)

                                (201) 941-6550
                        (Registrant's Telephone Number)

                        -------------------------------

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X  No
                                      ---   ---

As of June 14, 1996, there were 27,724,008 shares of Common Stock outstanding.

===============================================================================


                     PURETEC CORPORATION AND SUBSIDIARIES
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS







                                                                          Page
                                                                          ----
Part I     FINANCIAL INFORMATION:

Item 1.     Financial Statements:

Consolidated Balance Sheets as of April 30, 1996 and July 31, 1995      2

Consolidated Statements of Operations for the nine and three months
 ended April 30, 1996 and 1995                                          3

Consolidated Statements of Cash Flows for the nine months ended
 April 30, 1996 and 1995                                                4

Notes to Consolidated Financial Statements                            5-10

Item 2.     Management's Discussion and Analysis of Financial         11-13
                 Condition and Results of Operations


Part II     OTHER INFORMATION:

Item 1 to Item 6.                                                     14-16

Signatures                                                             17

                     PURETEC CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except per share data)

                                                                            APRIL 30,         JULY 31,
                               ASSETS                                          1996             1995
                                                                           (Unaudited)
CURRENT ASSETS:
      Cash and cash equivalents                                         $         3,171  $         7,097
      Accounts receivable, less allowance for doubtful accounts of $260
          and $149 as of April 30, 1996 and July 31, 1995, respectively.         71,240           45,953
      Inventories                                                                54,747           45,517
      Prepaid expenses and other                                                  3,689            2,442
                                                                         --------------  ---------------
              TOTAL CURRENT ASSETS                                              132,847          101,009


EXCESS OF COST OF INVESTMENT OVER NET ASSETS ACQUIRED
      (net of accumulated amortization of $3,453 and $1,093 as of
          April 30, 1996 and July 31, 1995, respectively)                        91,555           93,915
PROPERTY, PLANT AND EQUIPMENT, net                                               86,461           67,030
INTANGIBLE ASSETS, net                                                            1,438            2,127
ESCROWED CASH                                                                       --            13,500
OTHER ASSETS, net                                                                13,562           12,540
                                                                         --------------  ---------------
              TOTAL ASSETS                                              $       325,863  $       290,121
                                                                         ==============  ===============

             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Short-term borrowings                                             $        41,829  $        31,010
      Accounts payable                                                           29,677           24,601
      Accrued plant closing and disposal costs                                      924            1,423
      Accrued expenses                                                           34,168           25,350
      Current portion of long-term debt                                           3,397            4,856
      Convertible debentures                                                        --             1,000
                                                                         --------------  ---------------
              TOTAL CURRENT LIABILITIES                                         109,995           88,240

OTHER LONG-TERM LIABILITIES                                                       1,386            1,195
LONG-TERM DEBT                                                                  134,066          122,664
DEFERRED INCOME TAXES                                                             1,114            1,200
                                                                         --------------  ---------------
              TOTAL LIABILITIES                                                 246,561          213,299

MINORITY INTEREST                                                                   --                29
REDEEMABLE PREFERRED STOCK
      $.01 par value; 5,000 shares issued                                         3,652            3,274
STOCKHOLDERS' EQUITY:
      Common stock, $.01 par value 50,000,000 authorized; 27,724,008 and
         26,882,996 shares issued or to be issued at April 30, 1996

         and July 31, 1995, respectively                                            277              269
      Additional paid-in capital                                                123,962          123,224
      Deficit                                                                   (48,721)         (49,974)
      Cumulative foreign currency translation adjustment                            132             --
                                                                         --------------  ---------------
              TOTAL STOCKHOLDERS' EQUITY                                         75,650           73,519
                                                                         --------------  ---------------
              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $       325,863  $       290,121
                                                                         ==============  ===============

                     PURETEC CORPORATION  AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)

                                                                  NINE MONTHS                        THREE MONTHS
                                                      ---------------------------------  ---------------------------------
                                                           APRIL 30,         APRIL 30,        APRIL 30,         APRIL 30,
                                                              1996             1995              1996             1995
                                                      ----------------- ---------------- ----------------- ----------------
                                                                  (Unaudited)                        (Unaudited)
REVENUES:
   Sales                                              $         247,187 $         39,818 $         106,162 $         13,188
                                                      ----------------- ---------------- ----------------- ----------------
COSTS AND EXPENSES:
   Cost of sales                                                197,363           34,046            81,643           11,331
   Selling, general and administrative                           26,637            2,550            10,486              828
   Research and development                                         658              843               109              306
   Amortization Expense                                           2,838            1,996               946              616
                                                      ----------------- ---------------- ----------------- ----------------
                                                                227,496           39,435            93,184           13,081
                                                      ----------------- ---------------- ----------------- ----------------
INCOME FROM OPERATIONS                                           19,691              383            12,978              107

OTHER EXPENSES (INCOME):
   Interest expense                                              16,101              777             5,377              226
   Gains on sale and assignment of securities                                       (920)
   Other (income) expense                                           251             (309)              463             (218)
                                                      ----------------- ---------------- ----------------- ----------------
                                                                 16,352             (452)            5,840                8
                                                      ----------------- ---------------- ----------------- ----------------
EARNINGS BEFORE PROVISION FOR
   INCOME TAXES                                                   3,339              835             7,138               99
   Provision for income taxes                                     2,100              --              1,947             --
                                                      ----------------- ---------------- ----------------- ----------------
NET EARNINGS BEFORE
   DISCONTINUED OPERATIONS                                        1,239              835             5,191               99

LOSS FROM DISCONTINUED OPERATIONS
   Loss on Sale                                                  (1,445)             --                --               --
   Loss from discontinued operations                               (979)          (3,100)              --            (3,100)
                                                      ----------------- ---------------- ----------------- ----------------
NET (LOSS) EARNINGS                                   $          (1,185)$         (2,265)$           5,191 $         (3,001)
                                                      ================= ================ ================= ================
(LOSS) EARNINGS PER COMMON SHARE
   Continuing operations                                           0.03             0.05              0.19             0.01
   Discontinued operations                                        (0.09)           (0.18)             0.00            (0.17)
                                                      ----------------- ---------------- ----------------- ----------------
   Primary net (loss) earnings                        $           (0.06)$          (0.13)$            0.19 $          (0.16)
                                                      ================= ================ ================= ================
WEIGHTED AVERAGE NUMBER OF COMMON

   SHARES AND EQUIVALENTS OUTSTANDING:
   Primary                                                   27,114,000       16,862,000        27,346,000       18,772,000
                                                      ================= ================ ================= ================



                      PURETEC CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (Dollars in thousands, except per share data)


                                                                                   NINE  MONTHS
                                                                        -------------------------------
                                                                             APRIL 30,       APRIL 30,
                                                                                1996            1995
                                                                         --------------     ------------
                                                                                    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                 $        (1,185)   $     (2,265)
Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization                                                 13,009           3,232
    Gain on sale of property, plant and equipment                                   (321)
    Gain on sale and assignment of securities                                         --            (920)
    Bad debt allowance                                                               111              --
    Deferred income taxes                                                            (86)             --

    Changes in operating assets and liabilities net of
        effects from acquisition:
    (Increase) decrease in assets:
        Accounts receivable                                                      (26,909)           (901)
        Inventories                                                               (3,093)          1,632
        Prepaid expenses and other current assets                                  3,630             180
       Other Assets                                                                 (854)         (1,103)
       Net Assets of discontinued operations                                                       2,000
    Increase (decrease) in liabilities:
        Accounts payable                                                           2,709            (424)
        Accrued plant closing and disposal costs                                    (499)         (2,341)
        Accrued expenses                                                           8,859             155
        Other long-term liabilities                                                  161              --
        Minority Interest                                                            (29)             --
NET CASH USED IN OPERATING ACTIVITIES                                            -------          ------
    FROM CONTINUING OPERATIONS                                                    (4,497)           (755)
    Adjustment for loss on sale of discontinued operation                          1,445              --
    Adjustment for cash held by previously consolidated subsidiary                  (240)             --
                                                                                 -------          ------
NET CASH USED IN OPERATING ACTIVITIES                                             (3,292)           (755)
                                                                                 -------          ------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment                                    (9,801)         (2,395)
    Additions to intangibles                                                          --            (966)
    Proceeds from sale of fixed assets                                               915              --
    Acquisition of Burlington Resins, Inc., net of seller financing              (26,820)             --
    Investment used (purchased) for Burlington Resins acquisition                 13,500         (13,500)
    Purchase of other assets                                                          --            (795)
                                                                                 -------          ------
NET CASH USED IN INVESTING ACTIVITIES                                            (22,206)        (17,656)


CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from short-term borrowings, net                                      12,463              22
    Proceeds from long-term debt                                                  16,229              --
    Repayments of long-term debt                                                  (8,139)             --
    (Redemption of)/Proceeds from issuance of Convertible Debentures              (1,000)          6,500
    Proceeds from private placements                                               1,000          11,866
    Proceeds from warrant/option exercise                                             --              44
                                                                                 -------          ------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                         20,553          18,432
                                                                                 -------          ------
NET CHANGE IN CUMULATIVE FOREIGN CURRENCY
    TRANSLATION                                                                    1,019              --
                                                                                 -------          ------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                              (3,926)            776

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   7,097             819
                                                                                 -------          ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $         3,171 $           840
                                                                                 =======          ======
SUPPLEMENTAL INFORMATION:
Interest, net of capitalized interest                                    $        10,149              --
                                                                                 =======          ======
Income taxes                                                             $         1,875              --
                                                                                 =======          ======
NON-CASH TRANSACTIONS:
Issuance of common stock in connection with debentures conversion        $         1,000              --
                                                                                 =======          ======
Issuance of note payable to seller - Burlington Resins                   $         4,000              --
                                                                                 =======          ======

                      PURETEC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, except per share data)

1.   ORGANIZATION, DESCRIPTION OF BUSINESS AND ACQUISITION OF OZITE CORPORATION:

At the shareholders' meeting on May 1, 1996, Pure Tech International Inc., formerly known as Pure Tech Newco, Inc., changed its name to PureTec Corporation. PureTec Corporation (the "Company" "PureTec") was formed in
July 1994 for the express purpose of becoming the parent corporation of PTI Plastics, Inc. ("PTIP"), formerly known as PureTech International, and Ozite Corporation ("Ozite"). On July 26, 1995, the respective shareholders of PTIP and Ozite approved the merger of each of their corporations with wholly-owned subsidiaries of the Company. These mergers were effective at the close of business on July 31, 1995. PTIP and Ozite are now wholly-owned subsidiaries of the Company. For accounting purposes, the Merger has been accounted for as a purchase of Ozite by PureTec. For financial reporting purposes, the results of operations for the three and nine months ended April 30, 1995, and the statement of cash flows for the nine months ended April 30, 1995 are those of PTIP. The balance sheet information as of April 30, 1996 and July 31, 1995, the results of operations for the three and nine months ended April 30, 1996 and the statement of cash flows for the nine months ended April 30, 1996 reflect the newly combined entities.

In connection with these mergers, holders of Ozite Common Stock received an aggregate of 1,028,915 shares of PureTec Common Stock, which is approximately
0.19 shares for each outstanding share of Ozite Common Stock. Holders of Ozite Preferred Stock received an aggregate of 4,627,317 shares of PureTec Common Stock. A portion of the securities otherwise issuable to Ozite preferred stockholders were instead issued to creditors of Ozite. Holders of Ozite Preferred Stock also received 5,000 shares with a $5,000 redemption value of a new class of PureTec's non-convertible preferred stock and $3,750 in 10-year subordinated notes. PureTec's Preferred Stock will be redeemable at the rate of $1,000 per year during the first five years after the combination. The principal of the subordinated notes will be payable at maturity. Interest is accruing at 7% and is payable quarterly, except that at the option of the Board, no interest will accrue during the first four years. PTIP owned 300,000 shares of Ozite Class A Preferred Stock and did not participate in the distribution of PureTec securities pursuant to the Merger.

Holders of PTIP Common Stock received PureTec's Common Stock on a one-for-one basis for approximately 78% of PureTec's total outstanding voting securities after the Merger.

In connection with the Merger, PureTec issued 450,000 shares of Common Stock in consideration for investment banking and finders services, 15,684 shares of Common Stock to Ozite directors and officers in satisfaction of outstanding options to acquire Ozite Common Stock and 33,639 shares of Common Stock to holders of certain Ozite warrants who elected to receive such shares in exchange for their Ozite warrants.


     A summary of the transaction is as follows:

          Fair Value of Net Assets Acquired:
               Current assets                     $ 90,086
               Non-current assets                   73,476
               Liabilities assumed                (191,552)
                                                  --------
                                                   (27,990)
          Consideration Given:
               6,155,555 Common shares included
                  for expenses                      34,710
               Preferred Stock and Notes issued,
                  discounted to reflect net
                  present value                      4,393
               Cash and accrued expenses            25,757
                                                  --------
                                                    64,860
                                                  --------
          Excess of Purchase Price                $ 92,850
                                                  ========

The excess of purchase price will be amortized over 30 years. Such determination has been based on preliminary estimates of fair value of assets and liabilities assumed and are subject to adjustment as to amount and lives in fiscal 1996.

                      PURETEC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, except per share data)

PTIP's principal business is the recycling of plastics and the plastic injection molding of custom parts using both recycled and virgin materials. In May 1994, the Company announced its intention to sell its glass and steel recycling and material recovery operations. These sales were completed in 1995.

Ozite is the majority stockholder of Plastics Specialties and Technologies, Inc. ("PST") and sole stockholder of Burlington Resins, Inc. ("Burlington") (See Note
8). As of April 30, 1996, Ozite owned approximately 83% of the outstanding common stock of PST. PST is a manufacturer of garden hose, specialty plastic compounds and fabricated precision plastic components.

On December 21, 1995, PST entered into an Asset Purchase Agreement (the "Agreement") with Foss Manufacturing Company, Inc. ("Foss") for the sale of certain assets of PST's Ozite Manufacturing Division ("Ozite Mfg.") in Libertyville, Illinois to Foss as of April 30, 1996. The Company had been exploring a relocation alternative until this unsolicited offer was accepted. Under the terms of the Agreement, Foss purchased Ozite Mfg.'s accounts receivable and inventory, net of reserves, as well as certain prepaid expenses, trade names, trademarks, and patents for approximately $3,000, which was received by PST on February 12, 1996. Furthermore, the Agreement provides that the Company will receive a minimum of $450 for all of its machinery and equipment at the facility. As of June 14 the Company has received $121 for its machinery and equipment at the facility. Accordingly, the Ozite Mfg.

operations have been reflected as discontinued operations in the statements of operations for the three and nine months ended April 30, 1996.

Proforma consolidated information from continuing operations, assuming the acquisition of Ozite and Burlington and the disposal of Ozite Mfg. had taken place as of August 1, 1994, is as follows:

                                                 Three Months Ended   Nine Months Ended
                                                      April 30,         April 30,
                                                         1995             1995
                                                               (Unaudited)
     Revenue                                            $ 97,858        $232,668
                                                        --------        --------

     Income (Loss) from continuing operations              2,241          (2,051)
     Income (Loss) from discontinued operations           (3,281)         (3,805)
                                                     -----------     -----------
     Net Income (Loss)                                    (1,040)         (5,856)
                                                        ========        ========

     Income (Loss) per common share:
          Continuing operations                             .09             (.12)
          Discontinued operations                          (.13)            (.13)
                                                   ------------     ------------

                                                           (.04)            (.25)
                                                   ============     ============
     Weighted average number
         of shares outstanding                       23,884,000       23,884,000
                                                   ============     ============

The proforma information is based on historical results and does not necessarily reflect the actual results which would have occurred, nor is it necessarily indicative of the future results of operations.

2.   INTERIM FINANCIAL INFORMATION:

The consolidated balance sheet of the Company as of April 30, 1996, the consolidated statements of operations for the three and nine month periods ended April 30, 1996 and 1995 and the consolidated statements of cash flows for the nine months ended April 30, 1996 and 1995 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the consolidated balance sheets, statements of operations and statements of cash flows have been included.

                      PURETEC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, except per share data)

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The July 31, 1995 balance sheet data is derived from the audited consolidated financial statements. The attached financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended July 31, 1995.

3.   COMMITMENTS AND CONTINGENCIES:

The Company and certain of its directors were defendants in two proceedings brought by shareholders and former employees who seek, among other things, injunctive relief, damages, and royalties. The Company has agreed to indemnify the directors for any final judgments against them in these proceedings. On March 4, 1996 the Company received a favorable decision in one proceeding, though it obligated the Company's PTIP subsidiary to pay the plaintiff approximately $45.

During February 1994, the Company and certain of its officers were named in five lawsuits purporting to be class actions which essentially allege that the Company failed to previously adequately disclose facts which resulted in significant losses reported by the Company. The Company entered into a settlement of these suits, whereby the Company will (i) issue 450,000 warrants to acquire the Company's common stock at an exercise price of $4.61 per share,
(ii) establish an administration fund of $100 to cover the expenses and costs of administering the settlement and (iii) pay certain out-of-pocket costs not exceeding $50.

Ozite has been named as a potentially responsible party ("PRP") by the Texas Natural Resource Conservation Commission ("TNRCC") concerning a site near Ranger, Texas, formerly used as a disposal site for toxic materials. At this time, the approximately 40 PRP's include a significant number of major corporations which will be involved in the cleanup and will, more likely than not, significantly participate in the expense of such cleanup. At this time the Company cannot assess its ultimate liability. However, considering the remediation alternative currently being recommended by the TNRCC and the significant number of major corporations involved in the clean-up, the Company believes that the ultimate outcome will not have a material adverse effect on its consolidated financial position or results of operations.

On February 18, 1993, Ware Chemical Co. ("Ware Chemical"), a former PST subsidiary, was served with a third party complaint in the matter of United States v. Davis. In Davis, the United States has alleged that certain private entities are liable, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), for cleanup costs that have been incurred, and will be incurred in the future, with respect to the remediation of the Davis Landfill site in Rhode Island. Management believes that this litigation involving Ware Chemical will not have a material adverse effect upon the financial position or results of operations of the Company. In addition, even if Ware Chemical were to be found responsible for a portion of such cleanup cost, PST believes that Kraft is obligated to indemnify it for all costs and expenses incurred in connection with the Davis claim under the terms of the 1984 Agreement of Purchase and Sale between Dart & Kraft and PST. However, Kraft has denied that it is obligated to indemnify Ware Chemical for this matter. At this time, the Company is unable to assess with any reasonable certainty its ultimate liability, if any, for this matter and, therefore, has not accrued any liability.

Ozite is also engaged in litigation in which it seeks damages from the former owner of Dalen, a discontinued segment of Ozite. In December 1987, Ozite commenced legal proceedings against the seller of Dalen, seeking monetary damages and other equitable relief from the seller for various misrepresentations made in its financial statements and other miscellaneous information presented on which Ozite elected to proceed with the purchase of such assets. The seller has counterclaimed for the enforcement of the seller's rights in the subject matter and for recovery of the balance of the purchase price in an amount approximately equal to $4,000 plus accrued interest and punitive damages. The ultimate outcome of either of these actions is presently undeterminable. However, the Company believes the ultimate outcome will not have any material adverse effect on the financial position or results of operations.

                      PURETEC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, except per share data)


In January 1993 and 1994, PST's Belgian subsidiary received income tax assessments aggregating approximately $2,390 (75,247,000 Belgian Francs) for the disallowance of certain foreign tax credits and investment losses claimed for the year ended July 31, 1990 and 1991. Additionally, in January 1995, the subsidiary received an income tax assessment of approximately $1,020 (32,083,000 Belgian Francs) for the year ended July 31, 1992. Although the future outcome of these matters are uncertain, the Company believes that its tax position was appropriate and that the assessments are without merit. Therefore, the Company has appealed and has not paid or accrued for the assessments. Based on the advice of legal counsel in Belgium, the Company believes that the assessment appeals will be accepted by the tax authorities in Belgium, although there can be no assurance whether or when such appeals will be accepted.

Additionally, the Company is party to certain other litigations and environmental proceedings in the ordinary course of business, none of which it believes are likely to have a material adverse effect on its financial position or results of operations.

4.   INVENTORIES:

Inventories consist of the following:                 April 30,   July 31,
                                                        1996        1995
                                                    (Unaudited)

          Raw materials & supplies                   $21,466      $18,706
          Recycled material                            2,349        1,848

          Work-in-progress                             2,136        2,980
          Finished goods                              28,796       21,983
                                                     -------     --------
                                                     $54,747      $45,517
                                                     =======     ========

5.   INCOME TAXES:

The tax effects of temporary differences include significant estimates for effects of the acquisition of Ozite (which are subject to adjustment as described in Note 1) which was a non taxable event for income tax purposes as well as estimates for the Company's tax reporting of its operating losses and losses on disposition of various businesses discontinued and relocated. In addition, the significant losses in the year ended July 31, 1995 may also give rise to different timing positions with respect to their inclusion in tax returns. Accordingly, the exact amounts and expiring dates of the Company's net operating losses are not estimable at this time but the Company believes that the majority will be available at least through the years 2009 and 2010.


The effects of the Ozite merger on the temporary differences include approximately $33,000 of net operating losses (expiring through 2010) of Ozite and its subsidiaries, a major portion ($29,000) of which are only available on a Separate Return Limitation Year ("SRLY") basis. Such SRLY losses will expire in various years through 2005. Other net temporary differences due to differences in the tax basis of assets and liabilities of approximately $1,400 exist. Net deferred domestic tax assets have been subjected to a valuation allowance. The net deferred income tax liability as of July 31, 1995 of $1,200 which relates primarily to income taxes in foreign jurisdictions can not be offset against U.S. income taxes.

To the extent these net deferred domestic tax assets are subsequently recognized, such recognition will cause reduction in the goodwill arising from the transaction. Such temporary differences do not include deferred income taxes on undistributed earnings of approximately $18,600 of Ozite's foreign subsidiaries as the Company has the ability and intent to permanently reinvest such earnings.

                      PURETEC CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, except per share data)


In addition to the SRLY discussion above, U.S. tax rules may operate to impose a limitation on the use of all such net operating losses both attributable to Ozite and the Company because of the effects of certain changes in ownership. The Company is reviewing such matters at the current time but because of the amounts of such losses existing at July 31, 1995, does not believe that it will have a liability for federal income taxes, except for possible Alternative Minimum Taxes.


See Note 3 for a discussion of Ozite's Belgian subsidiary income tax assessment.

6.   CONVERTIBLE DEBENTURES:

During the period February 1995 to June 1995, the Company received $8,371 and in exchange issued Convertible Debentures in the same amount. The Debentures mature at various times from December 1, 1995 to February 1996, and bear interest at 3% per annum. The holders of the debentures are entitled, at their option, at any time after a three month holding period, to convert the principal amount, or any portion of the debenture into shares of Common Stock of the Company at 80% of the market price of the Company's Common Stock. As of July 31, 1995, debentures in the amount of $7,371 were converted into 1,714,780 shares of the Company's Common Stock. In August, 1995, $1,000 was converted into 227,273 shares of Common Stock.

7.   PRIVATE PLACEMENTS:

In January 1996, the Company made a private placement of 250,000 shares of Common Stock for proceeds of $500. In March, the Company made an additional private placement of 250,000 shares of Common Stock for proceeds of $500. In both cases, the proceeds were used to reduce outstanding debt. In addition, the Company's subsidiary, Evolutions, Inc. ("Evolutions") sold 202,500 shares of the Company's Common Stock for $487. This sale resulted in an increase in paid in capital of $485. Evolutions used the proceeds to pay down outstanding debt. See note10 for a discussion of the Company's Evolutions subsidiary.

8.   ACQUISITION OF BURLINGTON RESINS:

Prior to the consummation of the merger, in December 1994, the Company purchased 1,000 shares of Burlington Resins' preferred stock, a wholly-owned subsidiary of Ozite, for $13,500. These funds were placed in an escrow account to be used for the purchase of the assets of Occidental Chemical Corporation's (Oxychem) polyvinyl chloride resin manufacturing facility located in Burlington, New Jersey, consisting of plant, equipment and 56 acres of realty. On August 18, 1995, the Company completed the transaction. The purchase price was approximately $19,000 for the plant, equipment and realty, and approximately $8,000 for inventory. The purchase price was paid by a term loan from Texas Commerce Bank, N.A. of $5,500, seller financed subordinated notes of $4,000, $13,500 of cash, and by utilizing approximately $4,000 of a $5,500 revolving credit facility provided by Texas Commerce Bank N.A. Such acquisition was accounted for as a purchase.

The revolving credit facility with Texas Commerce Bank National Associate ("Texas Commerce") provides up to $5,500 based on levels of inventory and accounts receivable. Interest on this facility is the prime rate plus 1.25%. The prime rate as of April 30, 1996 was 8.25%. At April 30, 1996, there was $1,314 outstanding on this loan. The term loan from Texas Commerce is payable in 28 quarterly installments of approximately $196 plus interest accrued at the prime rate plus 1.25%. At April 30, 1996, there was $5,108 outstanding on this term loan. The Texas Commerce agreement contains covenants, the most restrictive of which are the maintenance of certain financial ratios, prohibition of the incurrence of additional indebtedness, the payment of dividends and certain related party transactions, and limitations on capital expenditures. The loans are secured by the property, plant, and equipment and accounts receivable and inventory of Burlington. The $4,000 provided by Occidental Chemical Corporation is subordinated to the Texas Commerce debt, and is payable on a quarterly basis beginning after year two of the loan, interest only, and after year four, interest and principal. At April 30, 1996 there was $4,000 outstanding on this loan.

                     PURETEC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, except per share data)


9.   AMERICAN NATIONAL BANK LOAN AND SECURITY AGREEMENT:

On February 26, 1996, Styrex Industries, Inc. ("Styrex") and Pure Tech Plastics, Inc. and its subsidiaries ("PTP") entered into a Loan and Security Agreement (The ANB Agreement) with American National Bank ("ANB") providing PTP and Styrex with an aggregate revolving credit line of $7,500 and an aggregate term loan of $5,000. On February 26, 1996, PTP and Styrex borrowed in aggregate, $2,808 under the revolving credit line and $2,989 under the term loan. The proceeds were used to pay approximately $5,196 in outstanding debt, including interest and fees, and to fund current working capital needs of $600. The ANB agreement contains convenants, the most restrictive of which are the maintenance of certain financial ratios, prohibition of the incurrence of additional indebtedness, the payment of dividends and certain related party transactions, and limitations on capital expenditures. Borrowings under the ANB Agreement are secured by all uncumbered assets of Styrex and PTP. Revolving credit advances under the ANB Agreement are based on eligible receivables and inventory and bear interest at the prime rate of interest plus 1/2%. Term loan advances also bear interest at the prime rate of interest plus 1/2% and are secured by fixed assets. Interest payments are due monthly and the prime rate as of April 30, 1996 was 8.25%. The Agreement includes an unused loan fee of 1/2% on the average unused revolving credit facility. The revolving credit facility may be extended through March 1, 1999. The term loan is payable in 35 monthly installments with installments 1 through 34 calculated using a five year term and with the last installment as the balloon payment.

As of April 30, 1996 the aggregate outstanding balance for the revolving credit facility and the term loan were $3,524 and $3,229, respectively. Furthermore, PTP was unable to achieve certain cash flow requirements during the third quarter and was granted a waiver by ANB for the period.

10.  EVOLUTIONS:

In February 1996, Evolutions, a subsidiary of the Company, completed its merger with Gold Securities Corporation ("Gold") to effectuate a change in the state of incorporation from Idaho to Delaware. At a special Gold shareholders meeting conducted February 2, 1996, the combination of Gold and Evolutions was approved by the shareholders. Also at the special shareholders meeting, shareholders approved a 0.033-for-one stock split. For additional information refer to the Report on Form 8-K by Evolutions on February 22, 1996.


In February 1996, Evolutions acquired substantially all of the assets of Smart Style Industries, Inc. and its affiliates for $1,125, a thirty-day promissory note in the amount of $500, $1,000 in notes payable in quarterly installments with Common Stock of Evolutions valued at $1,000, the assumption of approximately $1,200 in liabilities, and warrants to purchase an additional 100,000 shares of Evolutions stock. An additional $1,000 will be payable in Evolutions stock if certain operating results are achieved over the next five years. For additional information refer to the Report on Form 8-K filed by Evolutions on March 12, 1996. In addition, Evolutions sold equity interests through private placements.

As a result of the above transactions, the Company's Equity interest in Evolutions is less than 50%. Henceforth, the Company's investment in Evolutions is accounted for under the equity method. The quarterly and nine month results of operations for Evolutions and other unconsolidated subsidiaries Masplas International, Compose de Plastique Inc. and Les Plastiques Petco, Inc. are considered other income and expense. The investments are grouped as part of other assets for balance sheet purposes.

11.   EARNINGS PER SHARE CALCULATION:

Earnings per share calculation for continuing operations for the three and nine month periods ended April 30, 1996 is calculated after accounting for the increase in value of redeemable preferred stock ($126 and $378, respectively).

                                     PART 1
                             FINANCIAL INFORMATION


Item 1.  Financial Statements

   See pages 2 through 10.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Since the consummation of the transaction between PTI Plastics, Inc. ("PTIP") and Ozite Corporation ("Ozite")in which both became wholly owned subsidiaries of PureTec Corporation (the "Company"), the Company's financial statements show historical information only for PTIP for periods prior to August 1995. Consequently references to the Company with respect to such historical financial information refer solely to PTIP, unless otherwise stated. The following discussion and analysis should be read in conjunction with Financial Statements and notes thereto.

Results of Operations

Three months ended April 30, 1996

For the three months ended April 30, 1996, the Company recorded net sales of $106,162,000 compared to approximately $13,188,000 for the three months ended

April 30, 1995. As a result, the Company recognized $12,978,000 of income from operations for the third quarter of fiscal 1996 as compared to $107,000 for the comparable period in fiscal 1995. The large increases are primarily attributable to the combination with Ozite and reflects the Company's greatly expanded scope of operations together with the acquisition of Burlington Resins, Inc. ("Burlington") (See Footnote 1 for proforma results as if the transactions had occurred on August 1, 1994.)

Interest expense for the three months ended April 30, 1996 was $5,377,000 compared to $226,000 for the comparable period in fiscal 1995. The increase is due to the above mentioned transactions which includes PST which has subordinated notes of $125,000,000 and a $50,000,000 revolving credit line, and includes Burlington which has over $10,000,000 in debt.

The income tax provision for the three months ended April 30, 1996 is comprised of a state tax provision of $168,000, a reduction in the federal tax benefit of $348,000 and a foreign income tax provision of $1,431,000. The income tax provision differs from the income tax provision calculated at the statutory rate due to the difference between the U.S. statutory rate and foreign income tax rates, state income taxes, amortization of goodwill and other non-deductible benefits.

The Company had net income from continuing operations for the three months ended April 30, 1996 of $5,191,000 compared to net income of $99,000 for the same period last year.

The Company recognized a $3,100,000 loss on discontinued operations for the three months ended April 30, 1995. The loss is comprised of a loss from discontinued operations of its glass operation.

The Company had net income of $5,191,000 for the three months ended April 30, 1996 compared to a net loss of $3,001,000 for the three months ended April 30, 1995.

Nine months ended April 30, 1996 vs. nine months ended April 30, 1995:

For the nine months ended April 30, 1996, the Company recorded net sales of $247,187,000 compared to approximately $39,818,000 for the nine months ended April 30, 1995. As a result, the Company recognized $19,691,000 of income from operations for the first nine months of fiscal 1996 as compared to $383,000 for the comparable period in fiscal 1995. The large increases are primarily attributable to the combination with Ozite and reflects the Company's greatly expanded scope of operations together with the acquisition of Burlington. (See footnote 1 for proforma results as if the transactions had occurred on August 1, 1994,)

Interest expense for the nine months ended April 30, 1996 was $16,101,000 as compared to $777,000 for the comparable period in fiscal 1995. The increase is due to the above mentioned transactions which includes PST which has subordinated notes of $125,000,000 and a $50,000,000 revolving credit line, and includes Burlington which has over $10,000,000 in debt.

The Company had recorded a gain of $920,000 during the nine months ended April 30, 1995 to reflect a gain realized on the sale of an interest in the Company's reverse vending machine subsidiary.

The income tax provision related to continuing operations for the nine months ended April 30, 1996 included foreign, federal and state income taxes. The income tax provison for the nine months ended April 30, 1996 is comprised of a foreign income tax provision of $1,932,000 and a net domestic state provision of $168,000 which is based on expected results for the full year. There is no federal tax provision for the period since all income generated to date is fully offset by NOL carryforwards. The income tax provision differs from the income tax provision calculated at the statutory rate due to the difference between the U.S. statutory rate and foreign income tax rates, state income taxes, amortization of goodwill and other non-deductible benefits.

The Company had net income from continuing operations for the nine months ended April 30, 1996 of $1,239,000 compared to net income of $835,000 for the same period last year.

The Company recognized a loss on discontinued operations for the nine months ended April 30, 1996. The loss is comprised of a loss on the sale of certain assets and discontinued operations from Ozite Mfg. of $1,445,000 and a loss of $979,000 for Ozite Mfg.'s operations for the nine month period. The Company recognized a $3,100,000 loss on discontinued operations for the nine months ended April 30, 1995. The loss is comprised of a loss from discontinued operations of its glass operation.

The Company had a net loss of $1,185,000 for the nine months ended April 30, 1996 compared to a net loss of $2,265,000 for the nine months ended April 30, 1995.


Financial Position, Liquidity and Capital Resources

In the past, the Company has expanded its operations through the expansion of existing activities, acquisitions of new facilities and various business combinations. Historically, the Company's sources of liquidity and capital resources have been net cash provided by operations, bank financing, private placements of the Company's securities and other private and public financial sources.

While the management of the Company believes that the Company will be able to operate on a positive cash flow basis with respect to continuing operations during the fiscal year ending July 31, 1996, the ability of the Company to continue to expand its operations may require additional funding.

The Company had net working capital of approximately $22,852,000 at April 30, 1996 as compared to approximately $12,769,000 at July 31, 1995. The additional working capital associated with the seasonal build up of the Company's garden hose inventory, and the working capital requirements of its newly acquired Burlington facility were negligible as the Company funded all inventory increases with increases in short-term borrowings.

Cash and cash equivalents for the nine months ended April 30, 1996 decreased $3,926,000 compared to an increase of $21,000 for the nine months ended April 30, 1995. The changes for these periods were attributable to the factors discussed below.

For the nine months ended April 30, 1996, net cash used in operating activities was $3,292,000 comprised primarily of an increase in accounts receivable of $26,909,000, an increase in inventories of $3,093,000 and an increase in other assets of $854,000 partially offset by an increase in accrued expenses of $8,859,000, an increase in accounts payable of $2,709,000, a decrease in prepaid expenses and other current assets of $3,630,000, and a net loss of $1,185,000 adjusted for non cash charges of depreciation of $8,656,000, amortization of $4,353,000, a loss on sale of discontinued operations of $1,445,000, and The Company funded these operations, purchased a resin manufacturing plant for $26,820,000 and incurred $9,801,000 for capital expenditures by using $3,926,000 in cash and cash equivalents, by increasing its net short-term borrowings by $12,463,000 and by increasing its net long-term borrowings by $8,090,000. The private placements totaling $1,00,000 were subsequently used to reduce long-term borrowings.

On December 21, 1995, PST entered into an Asset Purchase Agreement (the "Agreement") with Foss Manufacturing Company, Inc. ("Foss") for the sale of certain assets of PST's Ozite Manufacturing Division ("Ozite Mfg.") in Libertyville, Illinois to Foss as of January 31, 1996. The Company had been exploring a relocation alternative until this unsolicited offer was accepted. Under the terms of the Agreement, Foss purchased Ozite Mfg.'s accounts receivable and inventory, net of reserves, as well as certain prepaid expenses, trade names, trademarks, and patents for approximately $3,000,000, which was received by PST on February 12, 1996. Furthermore, the Agreement provides that the Company will receive a minimum of $450,000 for all of its machinery and equipment at the facility. As of June 14, 1996 the Company has received approximately $121,000 for its machinery and equipment at the facility. Accordingly, the Ozite Mfg. operations have been reflected as discontinued operations in the statements of operations for three and nine months ended April 30, 1996.

In connection with its acquisition of the Burlington, New Jersey facility, the Company's Burlington subsidiary has entered into a revolving credit facility with Texas Commerce Bank National Associates ("Texas Commerce") for up to $5,500,000 based on levels of inventory and accounts receivable. Interest on this facility is the prime rate plus 1.25%. The prime rate as of April 30, 1996 was 8.25%. At April 30, 1996, there was $1,314,000 outstanding on this loan. The Company has also received a term loan from Texas Commerce in the principal amount of $5,500,000. This term loan is payable in 28 quarterly installments of approximately $196,000 plus interest accrued at the prime rate plus 1.25%. At April 30, 1996, there was $5,108,000 outstanding on this term loan. The Texas Commerce agreement contains covenants, the most restrictive of which are the maintenance of certain financial ratios, prohibition of the incurrence of additional indebtedness, the payment of dividends, certain related party transactions and limitations on capital expenditures. The loans are secured by the property, plant and equipment, accounts receivable and inventory of Burlington. The Company also has a term loan in the amount of $4,000,000 provided by Occidental Chemical Corporation. This loan is subordinated to the Texas Commerce debt, and is payable on a quarterly basis beginning after year two of the loan, interest only, and after year four, interest and principal. At April 30, 1996 there was $4,000,000 outstanding on this loan.

On February 26, 1996, Styrex Industries, Inc. ("Styrex") and Pure Tech Plastics, Inc. and its subsidiaries ("PTP") entered into a Loan and Security Agreement (The ANB Agreement) with American National Bank ("ANB") providing PTP and Styrex with an aggregate revolving credit line of $7,500,000 and an aggregate term loan of $5,000,000. On February 26, 1996, PTP and Styrex borrowed in aggregate, $2,808,000 under the revolving credit line and $2,989,000 under the term loan. The proceeds were used to pay approximately $5,196,000 in outstanding debt, including interest and fees, and to fund current working capital needs of $600,000. The ANB agreement contains convenants, the most restrictive of which are the maintenance of certain financial ratios, prohibition of the incurrence of additional indebtedness, the payment of dividends and certain related party transactions, and limitations on capital expenditures. Borrowings under the ANB Agreement are secured by all uncumbered assets of Styrex and PTP. Revolving credit advances under the ANB Agreement are based on eligible receivables and inventory and bear interest at the prime rate of interest plus 1/2%. Term loan advances also bear interest at the prime rate of interest plus 1/2% and are secured by fixed assets. Interest payments are due monthly and the prime rate as of April 30, 1996 was 8.25%. The Agreement includes an unused loan fee of 1/2% on the average unused revolving credit facility. The revolving credit facility may be extended through March 1, 1999. The term loan is payable in 35 monthly installments with installments 1 through 34 calculated using a five year term and with the last installment as the balloon payment.

As of April 30, 1996 the aggregate outstanding balance for the revolving credit facility and the term loan were $3,524,000 and $3,229,000, respectively. Furthermore, PTP was unable to achieve certain cash flow requirements during the third quarter and was granted a waiver by ANB for the period.

The Company is currently evaluating the carrying value of certain assets, and the results of operations from certain lines of business and certain smaller facilities, as it reviews their fit with overall corporate objectives and lines of business.

Inflation

Although raw material costs increased in 1994 and 1995, the Company does not believe that this represents a resumption of inflationary trends as in the recent months costs of raw materials have declined. In the event that significant increases in costs of supplies resume, the Company will attempt to offset such increases by raising prices, entering into long-term supply contracts, and increasing the operating efficiency of its operations. Prior to fiscal 1994, the Company was not materially affected by the impact of inflation.

                                    PART II
                               OTHER INFORMATION


Item 1.  Legal Proceedings.

PTIP, certain of its directors, three former directors and the President are currently defendants in lawsuits brought in 1989 in New Jersey Superior Court (Docket Nos. MRS-C-205-89 and MRS-L-5615-89) by Frank Tammera, Sr., a stockholder and former officer and director of PTIP, and Frank Tammera, Jr., a former officer of PTIP. Both Messrs. Tammera were terminated in June 1989 under circumstances which PTIP constituted "cause" for termination. In his lawsuit, Mr. Frank Tammera, Sr. sought reinstatement as an officer and director, the repayment of certain debts allegedly owed to him by PTIP, damages for breach of contract and fiduciary duty and fraud, invalidation of certain restrictive covenants, the payment of certain royalties allegedly due him relating to the use of PTIP's proprietary technology, and the reversal of the deposit in escrow and ultimate retirement of approximately 690,000 shares of stock as a condition to an underwriting in March 1989. In March 1996, the New Jersey Superior Court decided that PTIP did not have to reinstate Mr. Tammera, Sr., that his termination had been for cause, and that PTIP was obligated to pay him only approximately $30,000 of indebtedness, which PTIP had acknowledged, and $14,377 in royalties. The court dismissed Mr. Tammera's claims of fraud and breach of contract and fiduciary duty. Existing agreements between PTIP and Mr. Tammera, Sr. were upheld including his escrow agreements with PTIP. Final judgement in the Frank Tammera, Sr. suit was entered on June 6, 1996. The Frank Tammera, Jr. lawsuit has been stayed pending the resolution of the Frank Tammera, Sr. lawsuit.

PTIP, an officer and director, and a former officer and director are the subject of five lawsuits brought in the United States District Court for New Jersey in February 1994. They are Tittlebaum vs. Pure Tech International, Inc., et. al. (Case Number CIV 94-890 (JWB)), Brandstatter vs. Pure Tech International, Inc. et. al. (Case Number CIV 94-891 (JWB)), Mark Levithan vs. Simon Sinnreich, et. al. (Case Number CIV 94-1059 (JWB)), Andrew B. Zlotnick vs. Pure Tech International, Inc., et. al. (Case Number CIV 94-1058 (JWB)) and Clinton Wallace vs. Pure Tech International, Inc., et. al. (Case Number 94-1019 (JWB)). All lawsuits purport to be class actions on behalf of all shareholders of PTIP who purchased PTIP's Common Stock during certain parts of 1994, and essentially allege that PTIP failed to previously adequately disclose facts which resulted in the significant losses reported by PTIP for the fiscal quarter ended December 31, 1993. Some of the complaints also allege that the officers and directors sold stock of PTIP during this period of allegedly inaccurate disclosure of PTIP's condition. PTIP has entered into a settlement of these class action lawsuits which provides for the issuance of certain warrants (the "Settlement Warrants"). The Settlement Warrants are exercisable to acquire 450,000 shares of Common Stock of the Company at an exercise price of $4.61, which is $1.00 below the 10 day average market price of PTIP's Common Stock prior to December 14, 1994 when the final court order approving the settlement was entered. PTIP will also pay up to $150,000 in various fees and expenses. The parties have agreed that the Company will issue and register the Settlement Warrants.


Ozite has been named as a potentially responsible party ("PRP") by the Texas Natural Resource Conservation Commission ("TNRCC") concerning a site near Ranger, Texas, formerly used as disposal site for toxic materials. At this time the approximately 40 PRP's include a significant number of major corporations which will be involved in the clean up and will, more likely than not, significantly participate in the expense of such cleanup. At this time, the Company cannot assess its ultimate liability. However, considering the remediation alternative currently being recommended by the TNRCC and the significant number of major corporations involved in the clean-up, the Company believes that the ultimate outcome will not have a material adverse effect on its consolidated financial position or results of operations.

On February 18, 1993, Ware Chemical Co. ("Ware Chemical"), a former PST subsidiary, was served with a third party complaint in the matter of United States v. Davis. In Davis, the United States has alleged that certain private entities are liable, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), for cleanup costs that have been incurred, and will be incurred in the future, with respect to the remediation of the Davis Landfill site in Rhode Island. Management believes that this litigation involving Ware Chemical will not have a material adverse effect upon the financial position or results of operations of the Company. In addition, even if Ware Chemical were to be found responsible for a portion of such cleanup cost, PST believes that Kraft is obligated to indemnify it for all costs and expenses incurred in connection with the Davis claim under the terms of the 1984 Agreement of Purchase and Sale between Dart & Kraft and PST. However, Kraft has denied that it is obligated to indemnify Ware Chemical for this matter. At this time, the Company is unable to assess with any reasonable certainty its ultimate liability, if any, for this matter and, therefore, has not accrued any liability.

Ozite is also engaged in litigation in which it seeks damages from the former owner of Dalen, a discontinued segment of Ozite. In December 1987, Ozite commenced legal proceedings against the seller of Dalen, seeking monetary damages and other equitable relief from the seller for various misrepresentations made in its financial statements and other miscellaneous information presented on which Ozite elected to proceed with the purchase of such assets. The seller has counterclaimed forthe enforcement of the seller's rights in the subject matter and for recovery of the balance of the purchase price in an amountapproximately equal to $4,000,000 plus accrued interest and punitive damages. The ultimate outcome of either of these actions is presently undeterminable. However, the Company believes the ultimate outcome will not have any material adverse effect on its financial position or results of operations.

The Company's Belgian subsidiary has received an income tax assessment and may be subject to similar assessments in the future (See Note 3).

Additionally, the Company is party to certain other litigation and environmental proceedings in the ordinary course of business, none of which it believes are likely to have a material adverse effect on its financial position or results of operations.

There can be no assurance as to the ultimate outcome of these litigations or their possible impact on the Company. See "Part I - Item 3. Legal Proceedings" in the Company's annual report on Form 10-K for the fiscal year ended July 31, 1995.


Item 2.  Changes in Securities.

   (a)  Not applicable.
   (b)  Not applicable.

Item 3.  Defaults Upon Senior Securities.

   None.

Item 4.  Submission of Matters to a Vote of Security Holders.

On May 1, 1996 the Company held its annual meeting of stockholders at which the following items were submitted to a vote of shareholders. As of the record voting date of April 3, 1996, there were 28,190,703 shares of Common Stock entitled to vote.
                                                        Votes For  Votes Against
   1. To elect nine directors for a term of one year or until their successors are duly elected and qualified:

Fred Broling                                           18,121,253      356,041
Robert Calabrese                                       18,120,262      357,032
Murray Fox                                             18,268,253      209,041
Leo Gans                                               18,121,153      356,141
Werner Haase                                           18,268,753      208,541
Edward Hamway                                          18,120,862      356,432
John Harvey                                            18,120,753      356,541
Peter Harvey                                           18,110,049      367,245
David Katz                                             18,268,753      208,541


    2. To consider and vote upon a proposal to
amend  the Company's Certificate of Incorporation
to change the Company's name to PureTec Corporation.    20,586,459      307,080

 3. To ratify the selection and appointment by the
Company's Board of Directors of Deloitte & Touche,
independent certified public accountants, as auditors   20,673,520      270,528
for the Company for the fiscal year ending July 31, 1996.

Item 5.  Other Information

 In February 1996, the Company's majority owned subsidiary, Evolutions, Inc. ("Evolutions") completed its merger with Gold Securities Corporation ("Gold") to effectuate a change in the state of incorporation from Idaho to Delaware. At a special Gold shareholders meeting conducted February 2, 1996, the combination of

Gold and Evolutions was approved by the shareholders. Also at the special shareholders meeting, shareholders approved a 0.033-for-one stock split. For additional information refer to the Report on Form 8-K filed by Evolutions on February 22, 1996.

 In March 1996, Evolutions acquired substantially all of the assets of Smart Style Industries, Inc. and its affiliates for $1,000,000, $1,000,000 in common stock of Evolutions, the assumption of approximately $1,200,000 in liabilities, and warrants to purchase an additional 100,000 shares of Evolutions stock. An additional $1,000,000 will be payable in Evolutions stock if certain operating results are achieved over the next five years. For additional information For additional information refer to the Report on Form 8-K filed by Evolutions on March 12, 1996.

In January 1996 Mr. Terrence Brennan announced his intention to resign his position as Chief Financial Officer of the Company. In May 1996 Thomas V. Gilboy joined the Company as Chief Financial Officer.


Item 6.  Exhibits and Reports on Form 8-K.

   (a)  None.

   (b)  None.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                             PURETEC CORPORATION


                                  By:                       /s/ Thomas V. Gilboy
                                     -------------------------------------------
                                                                Thomas V. Gilboy
                                      Vice President and Chief Financial Officer



                                                             Date: June 18, 1996
                                      17