Form 10-K
period 1996-07-31
PURETEC CORP
filed 1996-11-14
CIK 928451

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

                  --------------------------------------------

(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended July 31, 1996

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) for the transition period from _____ to _____

                         Commission File Number 0-26508

                               PURETEC CORPORATION
             (Exact name of registrant as specified in its charter)

        DELAWARE                                       22-3376449
------------------------                   -------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

                65 Railroad Avenue, Ridgefield, New Jersey 07657
               ---------------------------------------------------
              (Address of principal executive offices and zip code)

                                 (201) 941-6550
                                 --------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock (par value $.01 per share)
                     ---------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


Indicate the number of shares outstanding of each of the registrant's classes of stock as of the latest practicable date.

           Class                                Outstanding at November 12, 1996
----------------------------                    --------------------------------
Common Stock, $.01 par value                               29,339,172


The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $55,109,251 as of November 12, 1996.

Documents Incorporated by Reference: See Index to Exhibits.

Item 1.  BUSINESS

Introduction

     PureTec Corporation ("PureTec" or the "Company") began operations at the close of business on July 31, 1995 after a merger of the former Pure Tech International, Inc. ("PTI") with the significantly larger Ozite Corporation ("Ozite"). Subsequently, in August, 1995, PureTec acquired a specialty vinyl resin plant from Occidental Chemical Corporation. The combination of these three entities constitutes the "new" PureTec Corporation.

     For financial reporting purposes, most of the historical financial information reported in this Form 10-K Report regarding the Company for fiscal years prior to 1996 is that of PTI. However, since the merger with Ozite was effective at the close of business on the last day of the fiscal year, the balance sheet information as of July 31, 1995, was reported for the newly combined entities.

     Prior to the merger, PTI's principal businesses were the recycling of glass, metals and plastics and the thermoplastic molding of custom parts using both recycled and virgin materials. PTI discontinued and sold its glass and metal recycling and Material Recovery Facility ("MRF") operations during Fiscal 1995. PTI continued to operate the discontinued operations in the normal course pending their disposition.

     Prior to the merger, Ozite's principal businesses were the manufacturing of hoses, tubing, and vinyl compounds. These operations now constitute the major portion of PureTec's operations and product lines. The Company discontinued the manufacturing of Ozite's non-woven textile products and sold the related assets effective January 31, 1996.

Description of Business

     PureTec and its operating subsidiaries have been combined to form a vertically integrated manufacturer of specialty plastic products. Many of these products are leaders in their niche markets. PureTec is a leading producer of garden hose; disposable medical tubing; medical-grade plastic materials; and precision tubing for writing instruments and spray dispensers. The Company also produces vinyl resins used in flooring, inks and coatings; vinyl compounds used for automotive products, food packaging, and wire coatings; and thermoplastic molded components for computers and appliances. The Company is also a leader in plastic recycling, producing high-grade recycled polyethylene
Terepthalatec ("PET") for packaging and fiber applications.

     The Company's operations consist of two manufacturing categories, "Plastic Products," with approximately 60% of total sales; and "Plastic Materials," with approximately 40% of total sales. The Company's products are sold in the following markets, with the operating division names in parenthesis:

--------------------------------------------------------------------------------
Plastic Products                Plastic Materials
--------------------------------------------------------------------------------

Lawn & Garden                   Recycled & General Purpose Plastics
 (Colorite Plastics)              (Pure Tech Plastics; Cybertech)
--------------------------------------------------------------------------------
Medical Tubing (Plastron)       Medical-grade Vinyl Compounds (Colorite Unichem)
--------------------------------------------------------------------------------
Specialty Tubing & Gaskets
  (Action Technology;           Vinyl Resins (Colorite Specialty Vinyl Resins)
  American Gasket & Rubber)
--------------------------------------------------------------------------------
Thermoplastic Molding (Styrex)
--------------------------------------------------------------------------------

     Each of these markets has its own unique customer base, competitive environment, cost and pricing structures, business cycles, and related business strategies, as described in the following paragraphs.

Lawn & Garden

     PureTec believes that its Colorite Plastics division is the leading producer of garden hose in the United States, with more than 40% of the market. There are two other principal competitors in the United States, and several smaller companies having substantially smaller market shares. Founded in 1949 in Garfield, New Jersey, Colorite Plastics now manufactures in six modern facilities throughout the United States and Canada.

     Garden hose products are sold primarily to home centers, hardware cooperatives, food, automotive, drug and mass merchandising chains and catalog companies throughout the United States and Canada. Approximately 88% of sales are to Colorite Plastics' ten largest customers. The remaining sales are divided among approximately 350 smaller customer accounts. Colorite Plastics' 10 largest customers include some of the fastest growing and most widely respected retail chains in North America. Colorite Plastics' market strategy is to provide a complete line of innovative, high-quality products along with superior customer service. Innovations have included the patented Colorite(R)
Evenflow(R) design and the "drinking water safe" product lines. This successful strategy has allowed the division to grow into its market leading position.

     Products are sold directly through Colorite Plastics' salespeople and also through approximately 20 independent representatives. The division sells both private label and brand-name products to the retail market. Advertising is limited to trade journals and advertising allowances to retailers.

     Colorite Plastics manufactures vinyl garden hose by the plastic extrusion process. The primary raw materials are polyvinyl chloride ("PVC") compounds and brass couplings that are produced by the Company, and nylon reinforcement fiber that is purchased from suppliers. The Colorite Plastics division typically sets prices for its garden hose products in advance of each season and, to the extent that raw material costs increase more than anticipated, the additional costs cannot be passed on during that season.


     The garden hose business is highly seasonal with approximately 75% of sales occurring in the second half of the Company's fiscal year. As a result of the need to build up inventories in anticipation of such second-half sales, the Company's working capital requirements have historically peaked in the second and third quarters of the Company's fiscal year. In addition, this seasonality has a significant impact on the Company's net income from quarter to quarter. The Company historically operates the first two quarters of the fiscal year at a loss.

     In addition to its core garden hose business, Colorite Plastics has launched new products, such as a new line of irrigation products for the do-it-yourself markets. For example, the division has introduced an irrigator "soaker hose," composed of 65% recycled rubber, and the Auto-Moist(TM) line of drip irrigation and watering products. Colorite Plastics also manufactures specialty hose products such as air hose. Colorite Plastics, like other PureTec divisions, is also expanding to international markets. In 1996, it began serving the Canadian market with a new facility in Mississauga, Ontario.

Medical Tubing

     The Company's Plastron division has been a leader in disposable medical tubing for more than 35 years. Plastron's worldwide operation includes strategically located plants in California, Georgia, and several production lines at Action Technology Belgium that support sales to the medical industry. These facilities include "clean room" extrusion operations. Plastron specializes in high-quality, close tolerance tubing for applications such as Intravenous ("IV") therapy, hemodialysis equipment, cardio-vascular procedures, urinary drainage and catheter products.

     The Company believes that its Plastron division is a leading producer of medical tubing in the United States, with approximately 50% of the merchant (non-captive) market, and a leader in Europe with more than 50% of the market for cardio-vascular applications. There are two other principal competitors in the United States.

     Medical tubing is sold primarily to a small number of manufacturers of medical devices. Approximately 50% of sales are to Plastron's five largest customers. Products are sold directly through Plastron's salespeople. Advertising is limited to trade journals and trade shows.

     Plastron manufactures medical tubing by the plastic extrusion process. The primary raw materials are PVC compounds, which are produced by the Company, and certain other plastic materials, which are purchased from a select number of suppliers. Raw material price increases generally can be passed on to customers after a delay of two or three months, although competitive pressures sometimes prevent price increases.

     Medical tubing is one of the Company's fastest growing product lines.

Continued growth is expected to come from general market expansion and expansion in international markets, as well as the addition of new customers and new products. New products include microbore tubing, silicone substitute formulations, and trilayer tubing substitutes. For example, Plastron has developed microbore tubing with extremely small internal diameters. This microbore tubing can be used to regulate the delivery of critical intravenous fluids without the need for more expensive drip control devices. Medical professionals can precisely control the drug delivery speed simply by selecting the proper diameter tube, thereby improving accuracy and reducing cost.

Medical-grade Vinyl Compounds

     The Company believes that its Colorite Unichem ("Unichem") division is the world's leading producer of high-quality vinyl compounds for use in the medical industry. These compounds are sold to leading manufacturers of medical devices and equipment. These medical-grade compounds are also sold to producers of tubing and closures for the food and beverage industry and used in a variety of food contact applications.

     The market for medical-grade vinyl compounds is highly specialized, with two significant competitors. For more than 30 years, Unichem has been supplying these specialized vinyl compounds for FDA-regulated applications. The Company believes it competes effectively based on product quality and performance and prompt delivery, and that price is a secondary consideration for its customers. Unichem's chemists work closely with customers to develop compounds that address their specific requirements. Through this custom work, Unichem has introduced a number of breakthroughs to the medical device industry by developing formulations with unique physical characteristics. For example, Unichem has recently developed a new family of flexible vinyl compounds designed to replace silicone rubber in a variety of medical and commercial applications.

     Medical-grade compounds are produced in the Company's Ridgefield, New Jersey facility. To meet growing demand, the Company's general purpose compounding facility in Sparks, Nevada is being upgraded to produce medical-grade compounds. In addition, the Company is building a plant in Northern Ireland, near Belfast, to more efficiently serve European customers. The Company also sells these compounds in Asian markets. Approximately 25% of external sales are to Unichem's five largest customers. Products are sold directly through Unichem's salespeople. Advertising is limited to trade journals and trade shows.

     The Unichem division purchases raw materials for its compounding operation (PVC resins, plasticizer and stabilizers) from several sources, including other PST divisions. The division in the past has generally been able to pass on raw materials price increases to customers on a relatively timely basis.

Specialty Tubing & Gaskets

     PureTec's specialty tubing and gasket product line consists of (i) extruded plastic tubing, sold primarily to manufacturers of aerosol valves, dispenser pumps, and writing instruments; (ii) rubber and thermoplastic gaskets for the aerosol and dispenser pump markets; and (iii) consumer products, chiefly consisting of swimming pool and other corrugated hose. These products are manufactured primarily by the Company's Action Technology ("Action") and

American Gasket and Rubber divisions.

     Most of Action's products are manufactured by the plastic extrusion process and are sold throughout the United States, Europe, and selected worldwide markets. Action is the largest tubing extruder in North America. Writing instrument products include pen barrels and ink tubing as well as ink reservoirs for felt-tip pens. Action's sales to the dispenser industry are comprised of dip tubes which transmit the contents of a dispenser can to the nozzle, and plastic and rubber gaskets and seals used in the manufacture of dispenser valves and pumps. These products are manufactured to very precise tolerances, according to the specifications developed by Action and its customers for specific applications. Action also manufactures consumer products which are primarily sold to retail merchandisers, including hose lines of various grades and types used for swimming pool and industrial applications.

     The Company believes Action's products compete successfully based on product quality, prompt delivery, technical service and price. Action believes that its ability to produce high volumes of products to exact specifications has been a key to its success in the marketplace and the longevity of its customer relationships.

     Each Action facility is strategically located to supply regional customers on a timely basis. In the United States, Action maintains plants in New Jersey, Illinois (2), and production lines at Plastron facilities in California and Georgia. Action's European plants, in Belgium and Italy, serve the European market with products similar to those manufactured in the United States.

     Action has a division-wide marketing force located in Rockaway, New Jersey. In addition, most of Action's operating facilities have their own sales force comprised of full-time employees who report to the manager of each plant. Action also uses independent representatives to sell its pool hose products. In July, 1996, Action entered into a joint agreement with Haviland Consumer Products to market and manufacture an expanded line of pool hose, which will take advantage of the technology and marketing strengths of both companies.

     The raw materials for all of Action's products (primarily polyethylene and polypropylene) are purchased from a number of different suppliers. Some PVC compounds are purchased by Action from other PureTec divisions. The Action division has generally been able to pass through increases in raw material costs to its customers pursuant to multi-year contracts and other agreements.

Thermoplastic Molding

     The Company's thermoplastic molding services are provided by the Styrex Industries, Inc. ("Styrex") subsidiary, located in High Point, North Carolina. Styrex produces custom designed injection molded thermoplastic parts and subassemblies. Its products are used in the manufacture and assembly of a wide variety of business and consumer goods including telecommunications and data processing equipment, industrial products, consumer appliances, recreational products, promotional displays and consumer products. Approximately 50% of Styrex' sales are to IBM Corporation.

     Styrex operates in a highly competitive business environment that includes a large number of competing companies who sell time on molding machines to industrial customers. Styrex's business strategy is to provide additional custom services, including design, assembly, and packaging of specialized products. The majority of the parts molded are typically those that must be assembled with other parts to make completed products for sale to customers. The resins used for most parts are virgin resins that are readily available at reasonable prices from several suppliers. Marketing is done by a sales manager and two salespersons who call on existing and potential accounts.

Vinyl Resins

     The Company's specialty vinyl resins business (Burlington Resins, Inc., doing business as "Colorite Specialty Vinyl Resins"), uses specialized technology to produce dispersion, blending, and copolymer suspension resins for a variety of industries, including floor covering, automotive sealants and adhesives, coil coatings, plastisol compounding and PVC packaging. Colorite Specialty Vinyl Resins operates a plant in Burlington, New Jersey, with an annual production capacity of 120 million pounds of vinyl resins. The plant was purchased from Occidental Chemical Corporation in August, 1995.

     PureTec believes that this division has an advantageous position in the specialty resins market, focusing on markets for smaller, customized products that the large commodity producers do not serve. Approximately 50% of sales are to the division's 10 largest customers. Colorite Specialty Vinyl Resins' business strategy is built on individual customer service and the highest standards of quality. The division's quality program starts with stringent inspection of all incoming materials, and continues throughout the entire production process. This process includes advanced environmental and safety procedures.

     The division is actively developing new products to serve specific customer applications. The division has also added to its product line by initiating a technology exchange with Vinnolit Kunstsoff of Ismaning, Germany. The exchange agreement enhances the Company's breadth of product line by offering specialty resin formulations not previously available in North America.

     Colorite Specialty Vinyl Resins purchases raw materials from several large chemical companies. The division in the past has generally been able to pass on raw materials price increases for its specialty formulations, but to a lesser extent for its more commodity-type products. The division has also experienced competitive pressure from large chemical companies who offer a greater breadth of products.

Recycled & General Purpose Plastics


     PureTec believes that its Pure Tech Plastics division is the leading supplier of high-quality recycled PET for reuse in bottle-grade and sheet applications. The division has developed proprietary processes for cleaning, sorting, and recycling post-consumer plastic bottles into clean PET flakes or pellets. This technology has been optimized to produce extremely high quality recycled PET, suitable for reuse in new bottles. The technology continues to be refined by Company engineers, and has been licensed to other companies in a number of countries, including Taiwan, South Korea, Canada, and Japan.

     Pure Tech Plastics competes with other recycling facilities both to obtain materials for recycling and to sell recycled materials to manufacturers. Competitors include larger companies with substantially greater financial resources than the Company. Competition for supplies of recyclable material is based upon price and promptness of service in collecting or accepting material. Competition for sales of recycled material is based on price and consistency of quality.

     General purpose plastics include vinyl compounds produced by the Cybertech division. The current compound capacity of this division is over 95 million pounds annually. Approximately 50% are sold to the Colorite Plastics division for use in the manufacture of garden hose. The remaining compound is sold externally to manufacturers, primarily in the wire and cable, footwear, general purpose extrusion and molding markets. Cybertech compounds are sold throughout the United States by an internal sales force and approximately ten independent representatives.

     The markets for general purpose vinyl compounds are highly fragmented, and neither PureTec nor any competitor has a controlling share. The Company believes it competes effectively based on product quality, performance and prompt delivery, and price.

     The Company purchases raw materials from several sources and also manufactures them internally. The Cybertech division also recycles scrap vinyl. These divisions in the past generally have been able to pass on raw materials price increases to customers on a relatively timely basis.

Company Organization

     As a result of certain mergers and acquisitions, the Company has a number of non-operating legal entities in its organizational structure. These include the Ozite Corporation ("Ozite") and Pure Tech International, Inc. Ozite is a PureTec subsidiary whose primary asset is ownership of approximately 83% of the outstanding common stock of Plastic Specialties and Technology, Inc. ("PST") and 100% of Burlington Resins, Inc. The following chart shows PureTec's principal subsidiaries and their primary business function: ( as of October 31,
1996)

                         -----------------------
                         | PureTec Corporation |
                         -----------------------
                                   |
                  -----------------|------------------
                  |                                  |
           -----------------                  --------------------
           | PTI Plastics  |                  | Ozite Corporation |
           |  (inactive)   |                  |    (inactive)     |
           -----------------                  ---------------------
                   |                                    |
                   |                                    |
                   |                     ---------------------------
                   |                     |                         |
        -------------------    ---------------------- -----------------------
        |Styrex Industries|    |Plastic Specialities| | Burlington Resins   |
        |(Thermoplastic   |    |& Technologies      | |d.b.a. Colorite      |
        |Molding)         |    ---------------------- |Specilaty Vinyl      |
         ------------------        |                  |Resins (Vinyl Resins)|
                                   |                  -----------------------
                                   |
                                   |- Action Technology (Specialty Tubing)
                                   |- American Gasket & Rubber (Dispenser
                                   |  Gaskets)
                                   |- Colorite Plastics (Lawn & Garden
                                   |  Products)
                                   |- Unichem Products (Medical-grade Plastics)
                                   |- Cybertech Polymers (General Purpose
                                   |  Plastics)
                                   |- Plastron (Medical Tubing)
                                   |- Pure Tech Plastics (Recycled PET)

Patents and Trademarks

     The Company seeks to protect its proprietary know-how through the application of patent and trademark laws. However, in the opinion of management, none of its patents or trademarks are material to its operations.

Research and Development

     The Company employs certain professionals who, along with other responsibilities, are engaged in research relating to the development of new products and to the improvement of existing products. The Company works closely with certain clients to develop and improve certain products and product lines. For the years ended July 31, 1994, 1995, and 1996, $1,637, $1,268 and
$840,000, respectively, were expended on research and development activities.

Employees

     As of July 31, 1996, the Company employed approximately 1,970 full-time employees, of which approximately 1,752 were employed in the United States and the balance in Europe and Canada. Certain employees at facilities in Ridgefield and Rockaway, New Jersey are represented by the International Brotherhood of Teamsters, under contracts that expire August 1, 1997. Certain employees in East Farmingdale, New York are represented by the Waste Material Sorters, Trimmers & Handlers Union, under a contract that expires on April 30, 1998. Approximately 44% of all employees are members of unions including a majority of the European employees. The Company believes that employee relations at all of its manufacturing facilities are good, and it has not experienced any work stoppage since its formation.

Environmental Matters

     As described in Item 3. Legal Proceedings, the Company is party to environmental proceedings in the ordinary course of business, none of which management believes are likely to have a material adverse effect on its consolidated financial position or results of operations. Additionally, in management's opinion none of these proceedings nor compliance with Federal, state and local environmental laws and regulations are believed to require any material estimated capital expenditures for environmental control facilities in the foreseeable future.

Item 2.  PROPERTIES

     The Company believes that its facilities are suitable and have sufficient productive capacity for its current and foreseeable operational and administrative needs. Set forth below is a list and brief description of all of the Company's offices and facilities, all of which are owned unless otherwise indicated.

                                                                                    Approximate
Location                            Function                                        Square Feet
--------                            --------                                        -----------
Ridgefield, New Jersey (1)          Corporate Headquarters                                 9,900

Libertyville, Illinois (8)          Inactive                                             286,000

Tonawanda, New York (1)             Manufactures brass couplings                          31,000

Piscataway, New Jersey (3)          Manufactures general purpose vinyl                   150,000
                                    compounds

Ridgefield, New Jersey              Manufactures garden hose and                         328,000
                                    medical-grade vinyl compounds

Ridgefield, New Jersey (3)          Warehouse                                             70,000

Sparks, Nevada (3)                  Manufactures garden hose and                         250,000

                                    vinyl compounds

Waco, Texas                         Manufactures garden hose                             104,600

McKenzie, Tenneessee (2)            Manufactures porous pipe                              20,000

Mississauga, Ontario (4)            Manufactures garden hose                             150,000

City of Industry,                   Manufactures medical tubing                          110,000
California (5)                      and other specialty tubing

Clinton, Illinois                   Manufactures dip tubes,                               62,500
                                    writing instrument products
                                    and corrugated hose

Dalton, Georgia                     Manufactures medical tubing                           40,000
                                    and other specialty tubing

Erembodegem                         Manufactures medical tubing                           88,200
(Aalst),Belgium                     and other specialty tubing



Milan (Gaggiano), Italy (6)         Manufactures rubber compounds                        15,000


Milan (Gaggiano), Italy             Manufactures dispenser gaskets                       25,800
                                    and rubber injection-molded parts

Rockaway, New Jersey                Manufactures specialty tubing and
                                    related products                                     98,600


Schiller Park, Illinois             Manufactures rubber compounds                        20,000


Schaumburg, Illinois (7)            Manufactures dispenser gaskets                       58,000

Spingfield, Massachusetts (2)       Inactive                                            130,000

Flint, Michigan (10)                PET recycling plant (grinding only)                  42,500

Grand Rapids, Michigan (2)          PET recycling plant (grinding only)                  31,500

Howell, Michigan                    PET recycling plant (grinding only)                  18,400


Livonia, Michigan (2)               PET recycling plant                                  60,000

East Farmingdale, New York (2)      PET recycling plant                                  49,000

Auburn, Maine (9)                   Plastics and aluminum baling operation               22,000

Lawrence Twp., New Jersey (3)       PET recycling plant (inactive)                       80,000

Hillside, New Jersey (9)            Glass recycling plant (discontinued)                 15,000

Newark, New Jersey                  Glass recycling plant & MRF (discontinued)          101,000

High Point, North Carolina (9)      Plastic injection molding plant                     100,000

Burlington, New Jersey              Manufactures specialty PVC resin                    107,000

--------------------------------
(Years relate to calendar years)
(1)   Lease expires in 2001.
(2)   Lease expires in 1996.
(3)   Lease expires in 2002.
(4)   Lease expires in 2005.
(5)   Lease expires in 1999.
(6)   Lease expires in 2000, with an option to renew for another six year period.
(7)   Lease expires in 2020.
(8) Operation was closed effective March 9, 1996 and vacated August 26, 1996 at the end of the lease term.
(9)   Lease expires in 2000.
(10)  Lease expires in 1997.
--------------------------------

Item 3.  LEGAL PROCEEDINGS

     The Company is party to certain litigation and environmental proceedings in the ordinary course of business, none of which the Company believes are likely to have a material adverse effect on its consolidated financial position or results of operations.

     Ozite is engaged in litigation in which it seeks damages from the former owner of Dalen, a discontinued segment of Ozite. In December 1987, Ozite commenced legal proceedings against the seller of Dalen, seeking monetary damages and other equitable relief from the seller for various misrepresentations made in its financial statements and other miscellaneous information, based on which Ozite elected to proceed with the purchase of Dalen. The seller has counterclaimed for the recovery of the balance of the purchase price in an amount approximately equal to $3,000,000 plus accrued interest and punitive damages. The total amount demanded by the seller is approximately $11,000,000. The ultimate outcome of either of these actions is presently undeterminable. However, the Company believes the ultimate outcome will not have a material adverse effect on its financial position or results of operations. The amount of the Dalen financial exposure cannot be quantified because of the uncertainties of litigation.

     PTIP, certain of its directors, three former directors and its President were defendants in a lawsuit brought in 1989 in New Jersey Superior Court and are currently defendants in a lawsuit brought in 1989 in New Jersey Superior Court by Frank Tammera, Sr., a stockholder and former officer and director of PTIP and Frank Tammera, Jr., a former officer of PTIP. Both Messrs. Tammera were terminated in June 1989 under circumstances which PTIP believes constituted "cause" for termination. In his lawsuit, Frank Tammera, Sr. sought (I) reinstatement as an officer and director, (ii) the repayment of certain debts allegedly owed to him by PTIP, (iii) damages for breach of contract and fiduciary duty and fraud, (iv) invalidation of certain restrictive covenants,
(v) payment of certain royalties allegedly due him relating to use of PTIP's proprietary technology, and (vi) reversal of the deposit in escrow of approximately 690,000 shares of stock as a condition to an underwriting in 1989 and the issuance of these shares to two members of Mr. Tammera's family and a third stockholder. Frank Tammera, Jr.'s suit seeks reinstatement, damages for alleged breach of his employment agreement, damages for the repayment of certain debts allegedly owed to him and asks for invalidation of certain restrictive covenants. Trial of the Frank Tammera, Sr. lawsuit commenced in April 1991 and concluded in 1991. In March 1996, the New Jersey Superior Court decided that PTIP did not have to reinstate Mr. Tammera, Sr., that his termination had been for cause, and that PTIP was obligated to pay him only approximately $30,000 of indebtedness, which PTIP had acknowledged, and $14,377 in royalties. The court dismissed Tammera Sr.'s claims of fraud and breach of contract and fiduciary duty. Existing agreements between PTIP and Mr. Tammera, Sr. were upheld including his escrow agreement with PTIP. Final judgement in the Frank Tammera, Sr. suit was entered on June 6, 1996. In August 1996, Mr. Tammera, Sr. appealed the court's decision. The Frank Tammera, Jr. lawsuit has been stayed pending the resolution of the Frank Tammera, Sr. lawsuit.

     In May 1992, PST and all of its directors (as of 1988), as well as K and B Liquidating Corp. (a former subsidiary of PST which is being liquidated) were named in two lawsuits filed in the Minnesota state courts. The plaintiffs are Douglass Hutchinson (since deceased) and James Czaja, both of whom were former employees of a former subsidiary of PST, Circuit Chemistry Manufacturing Corp. ("Circuit Chemistry"). The suits allege several causes of action, all of which center upon a claim that PST and/or other defendants did not adequately disclose sufficient information to the plaintiffs in connection with the acquisition from the plaintiffs by PST of their 20% equity interest in Circuit Chemistry, and the termination of their employment agreements. Each complaint seeks various items of damage totaling approximately $7,000,000. Counsel has been retained by PST in Minnesota, and the cases have been removed to the Federal Court in Minnesota. Only PST, Mr. Fred Broling, Chairman and Chief Executive Officer of PST, and a former director remain in the suits, as the case against the other defendants has been dismissed.

     As a result of motions made by the Company, certain issues were resolved favorable to the Company and discovery is continuing. However, counsel have advised that evidence received to date warrants a motion for summary judgement dismissing all claims and the motion will be filed shortly. The matter is being vigorously defended and management believes the suits have no merit.

     Under the 1984 Agreement of Purchase and Sale between Dart & Kraft and PST (the "1984 Agreement"), Dart & Kraft retained responsibility for liabilities resulting from any violation of applicable environmental law or laws and regulations of the Occupational Safety and Health Administration ("OSHA") prior to the date of the 1984 Agreement. Dart & Kraft further agreed to indemnify PST, as of the effective date of the 1984 Agreement, for existing, pending, threatened, or unasserted action suits, or other claims or proceedings (whether contingent or otherwise), with respect to certain matters (including environmental matters). Pursuant to the split-up of Dart & Kraft in 1987, Kraft, Inc. retained all liability under the 1984 Agreement (accordingly, references to Dart & Kraft herein include only Kraft after the effective date of the split-up).

     Under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and state laws similar to CERCLA, PST may be subject to liability for cleanup costs and other damages resulting from past off-site disposal of hazardous substances by PST or its corporate predecessors, or for the contamination of property currently owned by PST with respect to such materials. PST is unaware of any on-site or off-site hazardous substance contamination for which it is reasonably likely to be liable. There are also several matters governed by CERCLA resulting from the activities of a former PST division, Synthetic Products Co. (sold to Cookson America, Inc. ("Cookson") in August
1988) and a PST subsidiary, Ware Chemical Co. ("Ware Chemical"), that is no longer in operation and whose assets were also sold to Cookson in 1988.

     On February 18, 1993, Ware Chemical was served with a third party complaint in the matter of United States v. Davis. In Davis, the United States has alleged that certain private entities are liable, pursuant to CERCLA, for cleanup costs that have been incurred and will be incurred in the future with respect to the remediation of the Davis Landfill site in Rhode Island. The defendants/third party plaintiffs have impleaded Ware Chemical (but not PST), alleging that Ware Chemical and other third party defendants are also liable for cleanup costs at this site, because, according to the allegation, Ware Chemical (then owned by Dark & Kraft) arranged for the disposal of hazardous substances that were eventually disposed of at the Davis site. The alleged disposal by Ware Chemical took place between 1975 and 1976. Ware Chemical is one of over 100 parties that have been named as defendants or third party defendants in this matter. The most recent estimate of the cost of the remediation to the 100 third party defendants at the Davis site (according to counsel for the defendants/third party plaintiffs) is upwards of $25 million.

     Liability under CERCLA is, in most instances, strict, joint and several (meaning that Ware Chemical could be liable for all response costs incurred at the Davis site). However, Ware Chemical has no assets and has been dormant since 1988. Furthermore, PST is not aware of any evidence at this time that directly establishes that the materials transshipped to the Davis site were materials sent by Ware Chemical. Finally, liability at CERCLA sites is typically shared with other potentially responsible parties, and costs are commonly allocated according to the relative volumes of waste deposited at a particular site. PST does not currently have information as to Ware Chemical's relative share of the waste allegedly deposited at the Davis site; however, based on documents provided to PST, the absolute volume of waste allegedly sent to the site by Ware Chemical is small. Ware Chemical, as well as many of the other third party defendants, received and rejected an offer to settle this matter for $250,000 each. For these reasons and because Ware Chemical is a dormant subsidiary without any assets, management believes that this litigation involving Ware Chemical will not have a material adverse effect upon the financial position or results of operations of the Company. In addition, even if Ware Chemical were to be found responsible for a portion of such clean-up costs, PST believes that Kraft is obligated to indemnify it for all costs and expenses incurred in connection with the Davis claim. However, Kraft has denied that it is obligated to indemnify Ware Chemical for this matter.

     In addition to the Davis matter, Cookson advised PST that it was notified by the United States Environmental Protection Agency ("EPA") in 1991 that Ware Chemical may be a potentially responsible be party at the Quanta Resources site in Edgewater, New Jersey. Since this initial notification, PST has not received any further information and has not been contacted again by the EPA or by any private parties that may have liability at the site.

     PST was also notified by Kraft in October 1989 of the existence of a claim by the New Jersey Department of Environmental Protection and Energy ("NJDEPE") with respect to the Chemical Control site in Elizabeth, New Jersey, but PST has not received any further information regarding this claim. Information produced in the Davis matter indicated that Ware Chemical used a hazardous waste transporter that sent hazardous wastes to the Chemical Control site. PST has no basis at this time to determine whether it will be subject to liability with respect to the

Chemical Control site or the amount of said liability. As noted above, Ware Chemical is a dormant company with no assets.

     In addition to the above, PST is also subject to certain obligations pursuant to the New Jersey Environmental Cleanup Responsibility Act ("ECRA") (which has been amended and renamed the "Industrial Site Recovery Act"). Under ECRA, the "transferor" of an industrial establishment was required to certify that no hazardous substances had been discharged or released at the industrial establishment before a transfer could take place; otherwise, the transferor is required to prepare a cleanup plan or enter into a consent agreement with the NJDEPE to investigate and remediate releases of hazardous substances pursuant to NJDEPE-approved procedures. Dart & Kraft assumed responsibility for compliance with ECRA in connection with the 1984 sale of its plastic sector to PST, and has completed all of its obligations, except for the cleanup of Colorite's Ridgefield, New Jersey facility and possible clean up of the Ware sites described above. Kraft has an approved cleanup plan for the Colorite facility and final papers for a negative declaration clearing the site from environmental liability have been received.

     In August 1995, North York Performing Arts Centre, a Canadian Corporation, instituted suit against Ozite and PST and others, claiming that certain wall covering manufactured by Ozite and or PST was defective, causing damage to a theater located in Ontario. The plaintiff claims $900,000 in compensatory damages and $600,000 in additional damages. The matter has been referred to the insurance carriers for each of the entities. Discovery is just beginning.

     The Company's operations are subject to requirements imposed under certain federal, state and local environmental and health and safety laws and regulations, including the federal Clean Water Act, Clean Air Act, Resource Conservation and Recovery Act ("RCRA"), CERCLA and OSHA and comparable state laws, relating to waste water discharges, air emissions, solid waste management and disposal practices, work place safety and real property use and ownership. The Company believes that it is in substantial compliance with such laws and regulations. No assurances can be given, however, that the Company will continue to be able to secure, renew, and maintain compliance with the terms and conditions of the required environmental permits and approvals, that other environmental permits or approvals may not be required for the Company's operations or that penalties will not be imposed by regulatory entities for any failures to have secured all required environmental permits or approvals. Further, there can be no assurances that more stringent statutory or regulatory environmental or work place safety requirements will not be enacted or adopted in the future which could have a material adverse effect on or materially restrict the Company's operations or business.

     There can be no assurance as to the ultimate outcome of these litigations or their possible impact on the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 1, 1996 the Company held its annual meeting of stockholders at which the following items were submitted to a vote of shareholders. As of the record voting date of April 3, 1996, there were 28,190,703 shares of Common Stock entitled to vote.


                                               Votes For        Votes Against
                                               ---------        -------------
   1. To elect nine directors for a term of one year or until their successors are duly elected and qualified:

       Fred Broling                            18,121,253           356,041
       Robert Calabrese                        18,120,262           357,032
       Murray Fox                              18,268,253           209,041
       Leo Gans                                18,121,153           356,141

       Werner Haase                            18,268,753           208,541
       Edward Hamway                           18,120,862           356,432
       John Harvey                             18,120,753           356,541
       Peter Harvey                            18,110,049           367,245
       David Katz                              18,268,753           208,541

   2. To consider and vote upon a proposal
to amend the Company's Certificate of
Incorporation to change the Company's
name to PureTec Corporation.                   20,586,459           307,080

   3. To ratify the selection and
appointment by the Company's Board of
Directors of Deloitte & Touche LLP,
independent certified public accountants,
as auditors for the Company for the fiscal
year ending July 31, 1996.                     20,673,520           270,528

                                     PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
         MATTERS

     The following chart shows the quarterly high and low bid prices for the Company's Common Stock available for the last two fiscal years. These quotations have been reported by the National Association of Securities Dealers, Inc. The prices represent quotations by the dealers without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions.

        ------------------------------------------------------------
        Calendar Quarter          High                      Low
        ------------------------------------------------------------
        Third 1994                9 1/4                     5 1/8
        ------------------------------------------------------------
        Fourth 1994               6 1/4                     5 1/8
        ------------------------------------------------------------
        First 1995                6 5/8                     5 7/16
        ------------------------------------------------------------
        Second 1995               6 7/16                    5 3/8
        ------------------------------------------------------------
        Third 1995                5 3/4                     2 7/8
        ------------------------------------------------------------
        Fourth 1995               3 1/4                     1 15/16
        ------------------------------------------------------------
        First 1996                2 7/8                     2
        ------------------------------------------------------------
        Second 1996               4 1/4                     2 3/32
        ------------------------------------------------------------
        Third 1996                3 9/16                    2 1/4

        ------------------------------------------------------------

     The Company has approximately 1,000 record holders of its Common Stock and believes that the approximate total number of beneficial holders of the Common Stock of the Company to be in excess of 11,000, based on information received from the transfer agent and those brokerage firms who hold the Company's securities in custodial or "street" name.

Dividends

     The Company has not paid any cash dividends in the last two fiscal years and does not anticipate paying any cash dividends in the foreseeable future.


Item 6.  SELECTED FINANCIAL DATA

     The selected financial data presented below for the Company's statement of operations for the year ended July 31, 1996, July 31, 1995 and the one month ended July 31, 1994, and the balance sheet data at July 31, 1996 and 1995 are derived from financial statements which have been audited by Deloitte & Touche, LLP, independent public accountants, and which appear elsewhere in this document; and the Company's statement of operations data for the years ended June 30, 1994 and 1993 the balance sheet data at June 30, 1994 and 1993 are derived from financial statements which have been audited by Holtz Rubenstein & Co., LLP, independent public accountants, and which 1994 statement of operations appear elsewhere in this document. The statement of operations data for the years ended June 30, 1992 and the balance sheet data at June 30, 1992 is derived from audited financial statements not included herein. The balance sheet data at July 31, 1994 is unaudited and prepared by the management of the Company.

Statement of Operations Data:
(000's omitted)


------------------------------------------------------------------------------------------------------------------------------------
                                             Year            Year             Month           Year            Year            Year
                                             Ended           Ended            Ended          Ended           Ended           Ended
                                            July 31,        July 31,         July 31,       June 30,        June 30,       June 30,
                                            1996 (2)        1995 (2)         1994 (1)         1994            1993           1992
                                            --------        --------         --------         ----            ----           ----
------------------------------------------------------------------------------------------------------------------------------------
Net Sales                                    344,847          52,950           4,273          48,590          16,793          2,775
------------------------------------------------------------------------------------------------------------------------------------

Loss from
continuing operations                         (4,953)        (12,099)           (669)        (14,841)          2,183           (126)
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) from
continuing operations
per share of common
stock, Primary                                 (0.20)          (0.68)          (0.04)          (1.68)           0.36           0.07
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) from
continuing operations
per share of common
stock, Fully diluted                           (0.20)          (0.68)          (0.04)          (1.68)           0.25           0.04
------------------------------------------------------------------------------------------------------------------------------------
Weighted average
shares of common
stock outstanding,
Primary                                       27,628          17,751          14,923           8,857           6,116          4,691
------------------------------------------------------------------------------------------------------------------------------------
Weighted average                              27,628          17,751          14,923           8,857           8,763          7,291
shares of common
stock outstanding,
Fully diluted
------------------------------------------------------------------------------------------------------------------------------------

Balance Sheet Data:
(000's omitted except per share amounts)

------------------------------------------------------------------------------------------------------------------------------------

                                            July 31,        July 31,         July 31,       June 30,        June 30,       June 30,
                                              1996          1995(2)          1994(1)        1994            1993           1992
                                              ----          --------         --------         ----            ----           ----
------------------------------------------------------------------------------------------------------------------------------------
Working capital                               22,269          14,461             826           3,725          18,116          5,053

------------------------------------------------------------------------------------------------------------------------------------
Total assets                                 295,740         290,121          55,245          56,442          60,382         17,014
------------------------------------------------------------------------------------------------------------------------------------
Long-term obligations                        142,247         127,715           7,534           7,581           9,617          1,415
------------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                          70,708          73,519          34,286          34,290          42,399         13,359
------------------------------------------------------------------------------------------------------------------------------------
Cash dividends per                              --              --              --              --              --             --
share of stock
------------------------------------------------------------------------------------------------------------------------------------

(1) See Notes 3, 10 and 18 to the Consolidated Financial Statements with respect to acquisitions, plant closings and discontinued operations.


(2) See Notes 1, 2, 3, 9, 10 and 18 to the Consolidated Financial Statements with respect to the acquisition of Ozite, other acquisitions, write-offs of intangible assets, plant closings, and discontinued operations.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Dollar in thousands, except per share data)

     Since the consummation of the transaction between PTI Plastics, Inc. ("PTIP") and Ozite Corporation ("Ozite") in which both became wholly owned subsidiaries of PureTec Corporation (the"Company" ), the Company's financial statements show historical information only for PTIP for periods prior to August 1995. Consequently references to the Company with respect to such historical financial information refer solely to PTIP, unless otherwise stated. The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto.

Results of Operations

Fiscal 1996 Compared to Fiscal 1995

     For the year end July 31, 1996, the Company recorded net sales of $344,847 compared to $52,950 for fiscal 1995. The large increase was attributable to the combination with Ozite and reflects the Company's greatly expanded scope of operations together with the acquisition of Burlington Resins, Inc. ("Burlington"). See Note 1 to the Company's Consolidated Financial Statements for proforma results as if the transaction had occurred on August 1, 1994. The Company's domestic and foreign plastic products and plastic materials segments were acquired as part of the aforementioned mergers.

     For the year ended July 31, 1996, net sales for these domestic and foreign plastic products segments were $152,352 and $34,158, respectively. Net sales for the plastic material segment were $142,314 for the year ended July 31, 1996, reflecting the addition of Burlington and the PVC compound operations. The plastic materials segment provides PVC compound to the domestic plastic products segment. Transfers are made at raw material cost plus a value added factor for labor and overhead. For fiscal 1996, the plastic material segment transferred approximately $32, 000. Net sales for the recycling operation were $34,772 for the year ended July 31, 1995, and increase of $3,535 as compared to fiscal 1995. Net sales for the injection molding segment decreased 17% from $21,713 to $17,979 for fiscal 1996. The $4,237 decrease was due to lower sales volume.

     Gross profit for fiscal 1996 was $67,259 as compared to $6,626 for fiscal 1995. The $60,633 increase was primarily attributable the addition of Ozite & Burlington.

     Selling general and administrative expenses were $41,465 and $6,235 for fiscal 1996 and fiscal 1995, respectively. As a percentage of net sales, these expense were 12% for both periods.


     The Company's aggregate write-offs of goodwill and obsolete assets were $4,636 for fiscal 1996. The majority of the write-off represents a reserve for shutdown costs at the Company's Springfield recycling facility. For fiscal 1995, the Company wrote-off approximately $6,510 of goodwill and other intangible assets and $4,600 of obsolete equipment.

     Operating income for fiscal 1996 was $20,318 (6% of net sales) as compared to an operating loss of $11,987 for fiscal 1995.

     Interest expense was $21,283 for fiscal 1996, a $20,269 increase as compared to fiscal 1995. The increase is due to the above-mentioned transaction which includes PST which has subordinated notes of $125,000 and a $50,000 revolving credit facility, and includes Burlington which has approximately $9,000 in debt.

     The Company had recorded a gain of $1,000 during fiscal 1995 to reflect a gain realized on the sale of an interest in the Company's reverse vending machine subsidiary. The Company reduced its equity interest in Evolutions, Inc. during fiscal 1996 from 75% to 42% and recorded a $1,332 loss from its equity loss in Evolution.

     The tax provision for fiscal 1996 includes a current foreign tax provision of $2,269, a current state tax provision of $288 and a deferred foreign tax provision of $80. For fiscal 1995, a federal tax benefit of $349 was recorded.

     The Company had a net loss from continuing operations of $4,953 for fiscal 1996 compared to a net loss from continuing operations of $12,099 in fiscal 1995.

     The Company recognized a loss on the sale of its Ozite Manufacturing operations ( mon-woven textiles) in fiscal 1996. This loss amounted to $2,241. Losses generated from these operations amounted to $979 and in fiscal 1996.

Fiscal 1995 Compared to Fiscal 1994

     The Company adopted a new fiscal year ending July 31. Therefore comparisons of the year ending results will be made to the most practical comparable period, the year ended June 30, 1994. During the fiscal year ended June 30, 1994 ("fiscal 1994,") the Company determined to dispose of or discontinue its operations involving the sale of recycled glass, aluminum and steel. Continuing operations consist of the sale of goods manufactured by the Company's injection molding operation and the sale from the Company's plastic materials segment which recycles products.

     Net sales from continuing operations were approximately $52,950 for fiscal 1995, compared to approximately $48,590 in the fiscal year ended June 30, 1994. Net sales for the recycling segment increased $8,790 (39%) from $22,447 to $31,237 while a $4,430 (17%) sales decline was recorded by the injection molding segment ($26,143 to $21,713).


     Although sales from continuing operations increased 9% from fiscal 1994 to fiscal 1995, cost of sales decreased 21% and selling, general and administrative expenses decreased 31%. The increased sales revenues are attributable to slightly increased volumes of product shipped and to generally increased prices. The overall decreased costs are attributable to the Company's focus on cost cutting and improved efficiencies in operations. However, during the last quarter of fiscal 1995, the Company was negatively impacted by a shut down of its Styrex operations for a two week period in July scheduled because of lack of orders at that time, and by generally increased prices for its raw materials. The Styrex shutdown accounted for approximately $440 in increased costs in the fourth quarter. Increased raw material prices accounted for an additional $1,300 in costs in that quarter.

     The Company had a net loss from continuing operations of approximately $12,099,000 after income tax effects in fiscal 1995, compared to a net loss of approximately $14,841,000 in fiscal 1994.

     The net losses from continuing operations in 1995 include the write off of approximately $6,500 of goodwill and other intangible assets, which includes approximately $5,700 for the write off of goodwill related to the Company's Styrex and Michigan operations and $600 for the write off of deferred contract costs related to its Pepsi-Cola supply contracts in the state of New York and Michigan and approximately $4,600 of obsolete equipment and costs, which is mostly related to the disposition of equipment formerly located at the Company's Lawrence Township, New Jersey plant and the write off of some equipment used in the original PET washing line in Springfield, Massachusetts which was upgraded or replaced, as well as a charge to earnings of approximately $440 for the settlement of certain litigation related to the Parven suit (see "Item 3 - Legal Proceedings.") The Company incurred a gain on the assignment of securities in the amount of approximately $1,000 related to the sale of 40% of the common stock of a subsidiary.

     Total loss from discontinued operations in fiscal 1995 is approximately $4,800 compared to a loss of approximately $19,900 in fiscal 1994. The losses from discontinued operations are the result of the write off of the difference between the book value of assets and the amount realized from their sale, as well as the losses incurred in excess of the reserve established while the Company continued to operate the discontinued operations in the normal course pending their final disposition. The losses from discontinued operations in fiscal 1994 include a reserve of approximately $11,800 for the anticipated loss from the sale of the discontinued operations and a provision of $3,100 for anticipated operating losses during the phase out of the operations (of which $1,100 was incurred in fiscal 1994).

     Total loss from discontinued operations in fiscal 1994 was approximately $19,925 compared to a loss of approximately $1,039 in fiscal 1993. The losses from discontinued operations in fiscal 1994 include a reserve of approximately

$11,800 for the anticipated loss from the sale of the discontinued operations and a provision of for anticipated operating losses during the phase out of the operations (of which $1,100 was incurred in fiscal 1994). The Company continued to operate the discontinued operations in the normal course pending their disposition.

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

     The Company had working capital of approximately $22,269 at July 31, 1996 compared to working capital of approximately $14,461 at July 31, 1995. The increase in working capital is attributable to an increase in account receivable due to higher than anticipated fourth quarter sales.


     Net cash provided by operating activities was approximately $28,464 in fiscal 1996 compared to net cash provided by operating activities of approximately $1,589 in fiscal 1995. The change was due principally to a reduction in the overall losses incurred by the Company, writeoffs of goodwill, other intangible assets, and obsolete equipment. Net cash used in investing activities was approximately $(30,519) in fiscal 1996 and approximately $(14,077) in fiscal 1995. The change was primarily due to cash paid in the amount of $22,328 for the acquisitions of net assets in the Burlington Resins transaction. Cash flows from financing activities were approximately $1,618 for fiscal 1996, which represented an paydown of $7,056 of debt versus new long term borrowing of 13,569. For fiscal 1995, net cash provided from financing activities was approximately $18,027, which were provided principally by the private placement of an aggregate of 3,308,672 shares of common stock from October 1994 through July 1995 and the proceeds from the sale of convertible debentures in the amount of approximately $8,000.

     Net cash used by operating activities was approximately $1,589 in fiscal 1995 compared to approximately ($8,342) in fiscal 1994. The change was due principally to an decrease in losses. Net cash used in investing activities was approximately $(14,077) and approximately $(17,300) respectively in fiscal 1995 and 1994. The change was primarily due to cash paid for acquisitions offset by a $7,500 investment in a note receivable in connection with the Ozite transaction and a lower increase in net assets of discontinued operations. Cash flows from financing activities were approximately $18,766 for fiscal 1995, and 19,525 for fiscal 1994.

Borrowings, Debt Offerings and Redemptions

     On December 30, 1992, PST entered into a $40,000 Senior Loan Agreement (the "Agreement") with a commercial lending company ("CLC"). Proceeds of borrowings under the Agreement were used to repay the Borrowings outstanding under a prior loan and security agreement with a bank. On November 8, 1993 in connection with the issuance of $125,000 principal amount of senior secured notes and the use of the proceeds thereof, the Agreement was amended and restated to, among other things, provide for revolving credit advances of up to $40,000 through July 31, 1997 and letters of credit of up to $1,000.

     On February 14, 1995, PST further amended the Agreement with the CLC to, among other things, increase the maximum revolving credit advances to $50,000 (the "Restated Agreement"). The other terms and covenants contained in the Restated Agreement are substantially the same as those contained in the original agreement except that outstanding revolving credit advances shall not exceed $8,000 for 30 consecutive days during the period from July 1 to September 30 of each year, and annual domestic capital expenditures are limited to $6,600 per year (exclusive of up to $1,000 of approved business acquisitions). Prospective interest rate relief (ranging from 0.25% to 0.50%) is possible if the Company meets certain defined fixed coverage ratios.

     The Restated Agreement contains covenants, the most restrictive of which are maintenance of certain financial ratios, prohibition of the incurrence of additional indebtedness, the payment of dividends, certain related party transactions and limitations on capital expenditures. At July 31, 1996, the Company was not in compliance with certain of the covenants of the Restated Agreement for which waivers have been obtained. Borrowings under the Restated Agreement are secured by substantially all the domestic current assets of PST. In addition, the CLC has a security interest in PST's intangible assets, and this security interest ranks pari passu with the security interest of the Senior Secured Notes (see below) in PST's intangible assets. Revolving credit advances under the Agreement are based on eligible receivables and inventory.

     On July 31, 1995, PST further amended its $50,000 Agreement with the CLC to, among other things, adjust certain ratios and to waive the provision that outstanding revolving credit advances shall not exceed $8,000 for the 30 consecutive days during the period from July 1 to September 30 for each year.

     On November 8, 1993, PST issued $125,000 principal amount of 11-1/4% Senior Secured Notes due in 2003. The Senior Secured Notes are senior secured obligations of PST, ranking pari passu in right of payment with all existing and future senior indebtedness of PST and senior to all subordinated indebtedness of PST, if any. The Senior Secured Notes are secured by substantially all real property, machinery, equipment, general intangibles and other intellectual property now owned or hereafter acquired by PST and by a pledge of all outstanding capital stock of Plastic Specialties and Technologies Investments, Inc., a wholly-owned subsidiary of PST. The indenture for the Senior Secured Notes contains covenants which restrict, among other matters, the ability of PST and its subsidiaries to incur additional indebtedness, pay dividends, (except as defined in the indenture) redeem capital stock, prepay subordinated indebtedness, create liens, dispose of certain assets, engage in sale and merger transactions, make contributions, loans or advances and enter into transactions with affiliates.

     On August 18, 1995, in connection with its acquisition of the Burlington, New Jersey facility, the Company's Burlington subsidiary has entered into a revolving credit facility with Commercial Bank for up to $5,500 based on levels of inventory and accounts receivable. Interest on this facility is the prime rate plus 1.25%. The prime rate as of July 31, 1996 was 8.25%. At July 31, 1996, there was $2,193 outstanding on this loan. The Company has also received a term loan from Commercial Bank in the principal amount of $5,500. This term loan is payable in 28 quarterly installments of the Commercial Bank approximately $196, plus interest accrued at the prime rate plus 1.25%. At July 31, 1996 there was $4,911 outstanding on this term loan. The Commercial Bank agreement contains covenants, the most restrictive of which are the maintenance of certain financial ratios, prohibition of the incurrence of additional indebtedness, the payment of dividends, certain related party transactions and limitations on capital expenditures. The loans are secured by the property, plant and equipment, accounts receivable and inventory of Burlington. The Company also has a term loan in the amount of $4,000 provided by Occidental Chemical Corporation. This loan is subordinated to the Commercial Bank debt, and is payable on a quarterly basis beginning after year two of the loan, interest only, and after year four, interest and principal. At July 31, 1996 there was $4,000 outstanding on this loan.

     In February 1996, Styrex and PureTech Plastics, Inc. and subsidiaries ("PTP") entered into a Loan and Security Agreement with a bank ("Styrex/PTP Loan") providing an aggregate revolving credit line of $7,500 and an aggregate term loan of $5,000. The proceeds of the loan were used to pay off existing debt. The Styrex/PTP Loan was secured by all unencumbered assets of Styrex and PTP. As of July 31, 1996, there was $3,839 outstanding under the revolving credit line (including in short-term Borrowings) and $2,692 outstanding under the term loan. As of July 31, 1996, there were certain defaults under the Styrex/PTP Loan that had not been waived by the bank and therefore all amounts due thereunder have been classified as current. In connection with the sale of PTP to PST in September 1996 (see Note 20), the Company repaid the amounts outstanding at that time relating to PTP. Styrex subsequently paid off its loans to the bank on November 11, 1996 when it signed a new Loan and Security Agreement (the "Styrex Loan Agreement") with a Finance Company for a period of three years. The Styrex Loan Agreement provides for a term loan and revolving loans up to a maximum of $6,000 and letters of credit of up to $1,000 and is secured by all of the assets of Styrex. Advances under the agreement bear interest at the rate of prime plus 1 1/2%. The initial term loan of $1,360 has scheduled repayments of $23 per month beginning December 1, 1996.

     During the period February 1995 to June 1995, the Company received $8,371 and, in exchange, issued Convertible Debentures in the same amount. The debentures matured at various times from December 1, 1995 to February 1996 and bore interest at 3% per annum. The holders of the debentures were entitled, at their option, at any time after a three month holding period, to convert the principal amount, or any portion of the debenture, into shares of common stock of the Company at 80% of the market price of the Company's common stock. As of July

31, 1995, debentures in the amount of $7,371 were converted into 1,714,780 shares of the Company's common stock. In August 1995, $1,000 was converted into 227,273 shares of common stock.

     With respect to the discontinued operations, one of the Company's subsidiaries, REI Distributors, Inc. ("REI") received a loan in the principal amount of $1,000,000 from the New Jersey Department of Environmental Protection and Energy ("NJDEPE") for use in connection with its Newark facility. As of July 31, 1996, this loan had an outstanding principal balance of approximately $256,000. The loan bears interest at an annual rate of 3.5% and is payable over a remaining term of approximately two years in installments of $18,192 per month. This loan is secured by a mortgage on the Newark facility, a priority lien on REI's assets and is guaranteed by REI's subsidiaries and the Company. The Company has reached agreement with the NJDEPE to retire this debt in exchange for Company Common Stock.

Subsequent Event

     In September, 1996, the recycling operations of PureTec were sold to PST, comprised of certain fixed assets, raw materials inventory and certain other assets of PureTech Plastics, Inc. and subsidiaries ("PTP") for $4,400. The acquisition will be accounted for at historical cost in a manner similar to the pooling-of-interests method of accounting as it is a transaction between entities under common control. The $1,970 difference between PTP's carrying value of such assets and the consideration paid will be treated as a contribution of capital to PST by PureTec. This transaction will have no effect on the consolidated operations of the Company.

Future Capital Expenditure Commitments

     As discussed above, the Company's businesses are relatively mature and as a result do not require significant ongoing additions to plant and equipment. The Company generally finances its ongoing capital expenditure requirements from its cash flow provided from operations and borrowings under its Revolving Credit Facility.

     Construction has commenced on a new plant in Northern Ireland for the Company's Unichem division. For purposes of this new business venture, a new subsidiary is in formation, Colorite Europe Limited (a United Kingdom company). The anticipated total capital costs for the company in connection with this new Unichem plant are approximately $3 million. The Company has received commitments for certain grants, subsidies and other introducements from government authorities in Northern Ireland. The Company plans to finance a large part of its capital costs of this new plant by using cash reserves (and possibly some additional borrowing from a commercial bank) at Action Belgium N.V.

Inflation

     Generally, the Company's operations have benefited from relatively stable or declining prices for raw materials. Raw material costs increased significantly in fiscal 1995 after increasing only slightly in fiscal 1994. The Company has seen the price decline somewhat in the first quarter and does believe that this increase represents a resumption in inflationary trends. In the event significant inflationary trends were to resume, management believes that the Company will generally be able to offset the effects thereof through continuing improvements in operating efficiencies and increasing prices, to the extent permitted by competitive factors. However, there can be no assurance that all such cost increases can be passed through to customers.


Item 8.  FINANCIAL STATEMENTS

     The financial statements commence on Page F-1. Supplementary data is not required to be presented.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Board of Directors of the Company have appointed Deloitte & Touche LLP ("D&T") as auditors for the Company. Holtz Rubenstein & Co. ("HR") had been the auditors for PTIP through June 30, 1994. During the year ended June 30, 1994 and the ten months ended April 30, 1995, there were no disagreements between Pure Tech and HR on any matter of accounting principles and practices, financial statement disclosure, or audit scope and procedure, which disagreement, if not resolved to the satisfaction of HR, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names, ages and positions of the current directors and executive officers of PureTec.

       Name                Age         Position
Fred W. Broling            61          Chairman of the Board

                                        and Chief Executive Officer
David C. Katz              56          President, Chief Operating Officer
                                        and Director
Murray Fox                 73          Vice President and Director
Leo Gans                   70          Vice President and Director
Robert A. Calabrese        60          Director
Werner Haase               58          Director
Edward P. Hamway           48          Director
Peter R. Harvey            61          Director
John J. Harvey             65          Director
Joseph T. Bruno            61          Vice President
Thomas Gilboy              42          Vice President, Treasurer and
                                        Chief Financial Officer
Paul Litwinczuk            43          Secretary

     Mr. Broling has served as the Chairman and Chief Executive Officer of the Company since July 26, 1995. Prior to that, Mr. Broling was a Vice President of PTIP. Mr. Broling has served as Chairman and President of PST since 1984 and as Chairman and Chief Executive Officer of Ozite since 1990. Prior to 1984, Mr. Broling served as President of the plastic specialty sector of Dart & Kraft.

     Mr. Katz has served as President of the Company since its inception and as President of PTIP since August 1988 and as a Director since September 1991. He was appointed Chief Operating Officer in February 1994. From 1987 until August 1988 he was an independent consultant to contract and food and beverage packers. From 1982 until 1987, he was Vice President and operations directors for Taylor Wine Company, and was responsible for operation, distribution, purchasing and maintenance of the plant owned by Taylor Wine Company in Hammondsport, New York. From 1977 until 1982, he was U.S. manager of packaging for the Coca-Cola Company in Atlanta, Georgia and in 1978 and 1979 he coordinated the introduction of PET bottles to U.S. bottlers.

     Mr. Fox has been a Director of PTIP since September 1991 and of the Company since July 26, 1995. Mr. Fox also served as Secretary/Treasurer of PTIP from September 1991 until July 1995. Mr. Fox was also Secretary/Treasurer of REI Distributors, Inc. from 1981 until July 1995 and was a co-founder of that company. Mr. Fox is also President of Recycling Enterprises, Inc., a company engaged in glass recycling and fabrication of reprocessing equipment.

     Mr. Gans has been a Vice President and director of the Company since July 1995. Mr. Gans has served as Vice President since 1984 and was a director of PST from 1989 to June 1993. He has also served as President of PST's Action Technology Division since 1983.

     Mr. Calabrese has been a director of the Company since July 1995. Mr. Calabrese has been the President of R.C. Industries Inc. and the CEO of its Aetna Division (metal finishing) since 1970.

     Mr. Haase has been a director of the Company since July 1995. Mr. Haase has been the Chief Executive Officer of Journeycraft, Inc., a privately held New York corporation involved in travel and sales promotion, since 1986. Mr. Haase served as a Director of PTIP from 1987 to 1991. Mr. Haase is also a director of Water-Jel Technologies, Inc., a publicly held company which develops, produces and markets products which provide emergency first aid on burns, and shields against heat and fires, and Multi-Media Tutorial Services, Inc., a publicly held company which develops and markets personal educational materials on videotape and CD-ROM formats.

     Mr. Hamway has served as a director of the Company since November 1995. He has been Chairman of Round Hill Group, Ltd., a financial consulting firm, since March 1995. Prior to that he held various executive positions with IBJ Schroeder Bank & Trust Company.

     Mr. John Harvey has served as Director of the Company since July 1995. Mr. Harvey has served as a Director of Ozite since August 1990 and as a Director of PST since October 1993. He has also served as the Chairman of the Board and Chief Executive Officer of ARTRA Group Incorporated, a publicly held company which manufactures and markets fashion jewelry, flexible packaging and investments and as a director of The Lori Corporation (fashion jewelry) since 1985.

     Mr. Peter Harvey has served as Director of the Company since July 1995. Mr. Harvey has served as a Vice President of PST since 1987 and as a Director since 1993. He has been a director of Ozite since 1984. He also has served as President, Chief Operating Officer and a director of ARTRA Group Incorporated since 1986, a director of The Lori Corporation since 1984, and a director of SoftNet Systems, Inc. since 1988. He was also Chief Executive Officer and Chairman of SoftNet from 1985 to 1993.

     Mr. Bruno has served as Vice President - Human Resources of the Company since April 1996 and has held the same position with PST since 1986. Prior thereto, from 1979 to 1985, he served as a Director and Vice President of Personnel for Wilson Fiberfil International, a division of Dart & Kraft.

     Mr. Gilboy has served as Vice President, Treasurer and Chief Financial Officer of the Company since May 1996. Previously (from 1991 to 1996) Mr. Gilboy had been Vice President and Chief Financial Officer of Troy Corporation, a specialty chemical company.

     Mr. Litwinczuk has served as Secretary of the Company since its inception. Mr. Litwinczuk has served as the Secretary of Ozite and PST since April 1996. He also served as Assistant Secretary of PTIP from September 1991 to July 1995. Prior to 1991, Mr. Litwinczuk was Administrative Manager with REI Distributors, Inc.

     Peter R. Harvey and John J. Harvey are brothers. PST is a subsidiary of Ozite, which is a wholly owned subsidiary of PureTec.

Compensation Committee Interlocks and Insider Participation; Additional Information



     Compensation of executive officers is determined by the Company's Board of Directors. Messrs. Fred Broling, David Katz, John Harvey and Peter Harvey currently serve on PST's Board of Directors, and Messrs. Broling and Katz currently employed as officers of PST. See "Item 13. Certain Relationships and Related Transactions."

     Mr. Broling and Mr. Katz recommend to the Board of Directors compensation payable to executive officers of the Company. Mr. Broling's and Mr.Katz's compensation is based on the actual performance of the Company compared to the operating plan. The compensation of Messrs. Gans and Bruno is determined in accordance with the performance of their operating divisions based on such plan. Messrs. Broling and Katz consider the performance of the Company, amoung other factors, in determining the compensation of other executive officers; however, neither they nor the Board of Directors have adopted compensation policies applicable to such other executive officers.

Item 11.          EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE


Name and                              Fiscal                                              Stock               All Other
Principal Position                     Year           Salary            Bonus          Options        Compensation (1)
------------------                     ----           ------            -----          -------        ----------------
Fred W. Broling                        1996         $259,216         $250,000          100,000                  $5,010
Chairman and Chief                     1995          263,446          250,000              ---                  11,232
Executive Officer                      1994          293,672          250,000              ---                  11,190
David C. Katz                          1996          152,385          150,000              ---                   4,854
President, Chief Operating             1995          130,000              ---           50,000                     ---
Officer, Director                      1994          130,000              ---           96,000                     ---
Leo Gans                               1996          187,042          236,000          100,000                   5,132
Vice President, Director,              1995          186,582          221,760              ---                   9,987
President of Action                    1994          175,749          149,310              ---                   8,322
Technologies
Joseph T. Bruno                        1996          108,582           21,000           25,000                   3,024
Vice President                         1995          105,665           42,000              ---                   3,214
                                       1994          103,582           37,050              ---                   3,073
Terence K. Brennan                     1996          161,762          175,000          100,000                   6,205
Former Vice President,                 1995          159,067          175,000              ---                   8,395
Chief Financial Officer,               1994          149,013          175,000              ---                   8,227
Director
Robert E. Brookman, Ph.D.              1996          191,582           49,454           50,000                   4,992
President - Colorite                   1995          190,703           99,000              ---                   4,992
Polymers Division                      1994          187,083           99,782              ---                   4,992



-------
(1) The amounts in this column are contributions made by the Company to one of the Savings Plan for Employees of PureTec or its affiliates and the amount of premiums paid by the Company for life insurance policies for the benefit of the named executive officers.

     Director's Compensation

     Directors who are officers of the Company receive no compensation for serving as directors. Independent directors who serve on the compensation committee participate in the 1995 Disinterested Director Stock Option Plan and are paid a $10,000 annual fee.

                      Option/SAR Grants in Last Fiscal Year


                                                                                          Potential       Potential
                                                                                         Realizable      Realizable
                                                                                           Value at        Value at
                                                                                            Assumed         Assumed
                                              Percent of                                     Annual          Annual
                                                   Total                                   Rates of        Rates of
                                Number of       Options/                                      Stock           Stock
                               Securities           SARs                                      Price           Price
                                   Under-        Granted                                  Apprecia-       Apprecia-
                                    lying             to         Exer-                     tion for        tion for
                                 Options/      Employees       cise or         Expi-         Option          Option
                                     SARs      in Fiscal          Base        ration           Term            Term
Name                              Granted           Year         Price          Date             5%             10%
----                              -------          -----         -----     ---------         ------        --------
Fred W. Broling                   100,000           6.5%         $4.25     8/01/2005            ---        $142,142
Leo Gans                          100,000           6.5%         $4.25     8/01/2005            ---         142,142
Joseph T. Bruno                    25,000           1.6%         $3.00     8/01/2005         15,294          66,785
Terence K. Brennan                100,000           6.5%         $4.25     8/01/2005            ---         142,142
Robert E. Brookman                 50,000           3.3%         $3.00     8/01/2005         30,588         133,571

               Aggregated Option/SAR Exercises in Last Fiscal Year
                          and FY-End Option/SAR Values



                                                                                        Number of
                                                                                       Securities               Value of
                                                                                       Underlying            Unexercised
                                                                                      Unexercised           In-the-Money
                                                                                  Options/SARs at        Options/SARs at
                                                                                           FY-End                 FY-end
                                  Shares Acquired                                    Exercisable/           Exercisable/
Name                                  on Exercise          Value Realized           Unexercisable          Unexercisable
----                                  -----------          --------------           -------------          -------------
Fred W. Broling                               ---                     ---           --- / 100,000          --- / ---
David C. Katz                                 ---                     ---        91,633 /  16,667      $22,908 / $ 4,167
Leo Gans                                      ---                     ---           --- / 100,000          --- / ---
Joseph Bruno                                  ---                     ---           --- /  25,000          --- / $ 6,250
Terence K. Brennan                            ---                     ---           --- / 100,000          --- / ---
Robert E. Brookman                            ---                     ---           --- /  50,000          --- / $12,500

Compensation Pursuant to PST Pension Plan

     Pensions for salaried personnel of the Company are provided through the Plastic Specialties and Technologies, Inc. And Affiliates Pension Plan, effective as of May 10, 1984 and amended January 1, 1988 (the

"PST Pension Plan"). The following table illustrates the amount of the annual pension benefit payable under the PST Pension Plan to a person in the specified average salary and year-of-service classifications:

                               PENSION PLAN TABLE

                                                                       Years of service
Remuneration                   15               20                25                30                35
------------               ----------       ---------         ----------        ----------        ---------
 $100,000                   $15,000          $20,000            $25,000           $30,000          $35,000
  125,000                    18,740           25,000             31,250            37,500           43,750
  150,000                    22,500           30,000             37,500            45,000           52,500


     For purposes of the PST Pension Plan, compensation is defined as the total wages, salaries, commissions, bonuses, overtime and special awards paid during the year. All cash compensation reported in the Summary Compensation Table under the columns "Salary" and "Bonus" is included in compensation under the Pension Plan (subject to the dollar limitation shown in the Pension Plan Table), for each officer listed.


     The estimated number of credited years of service of each of the executive officers listed in the Summary Compensation Table is as follows: Fred W. Broling, 20 years; Terence K. Brennan, 14 years; Leo Gans, 14 years; and Joseph
T. Bruno, 17 years. Mr. Katz and Mr. Kent are not presently covered by the PST Pension Plan.

     The PST Pension Plan provides a monthly benefit payable for life, beginning at age 65, equal to one-twelfth of one percent of the total compensation received during the period the employee participated in the PST Pension Plan. None of the PST Pension benefits are subject to any deduction for Social Security or other offset amounts.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's voting securities as of October 21, 1996 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's directors and named executive officers; and (iii) all officers and directors of the Company as a group (unless otherwise indicated, all addresses are c/o the Company, 65 Railroad Avenue, Ridgefield, New Jersey 07657):

                                                Common Stock Beneficially Owned
Name and address                                    Amount            Percentage

Fred W. Broling                                  1,386,753                  4.7%
David C. Katz (1)                                  118,200                     *
Murray J. Fox (2)                                1,174,316                  4.0%
Leo Gans                                           427,394                  1.5%
Robert Calabrese                                       -0-                     *
   5601 North Kiborn Avenue
   Chicago IL
Werner Haase                                        60,000                     *
   488 Madison Avenue
   New York NY
John J. Harvey                                   1,859,302                  6.3%
   1755 Butterfield Road
   Libertyville IL
Peter R. Harvey                                  1,248,612                  4.3%
   1755 Butterfield Road
   Libertyville IL
Thomas V. Gilboy                                    10,000                     *
Paul Litwinczuk (3)                                 60,667                     *
All Officers and Directors as a Group (4)        6,348,244                 21.6%

----------
* = Less than 1%

(1)  Includes shares issuable upon exercise of vested options to acquire 108,300 shares of Common Stock

(2) Includes 25,649 shares owned directly by Recycling Enterprises, Inc. Mr. Fox is a director, officer and principal shareholder of Recycling Enterprises, Inc. Also includes shares issuable upon exercise of vested options to acquire 34,000 shares of Common Stock.

(3) Includes shares issuable upon exercise of vested options to acquire 60,677 shares of Common Stock.

(4) Includes shares issuable upon exercise of vested options to acquire an aggregate of 202,967 shares of Common Stock.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Dividends

     On December 29, 1993, PST declared a dividend of $1.32 per common share to all stockholders of record as of March 15, 1994. On March 29, 1994, PST declared a second dividend of $.05 per common share to all stockholders of record as of April 15, 1994. Based on these declarations, dividends totaling $9,363,000 and $1,628,000 were paid to Ozite and the minority stockholders, respectively.

     As permitted by PST's Indenture for the Senior Secured Notes and the Restated Agreement, the dividend was paid with $6,000,000 of proceeds from the issuance of the Senior Secured Notes and $5,000,000 from the recovery of the investment in the Bagcraft subordinated note (discussed below).

     In connection with the Merger, on July 13, 1995 PST declared a dividend of the 772,000 Artra Common Shares and 3,675 shares of BCA preferred stock to all stockholders of record as of July 31, 1995. Based on this declaration, 638,444 shares of Artra common stock and 3,039.23 shares of BCA Class A preferred stock have been transferred to Ozite. The Company is in the process of transferring 133,556 shares of Artra common stock and 635.77 shares of BCA preferred stock to minority stockholders.

Transaction with Related Companies

     PureTec held 772,000 shares of common stock of Artra (the "Artra Common Shares"), which was accounted for on the equity method. Through the Company's recording of its share of the net losses of Artra and other related items, the carrying value of the investment in the Artra Common Shares had been reduced to zero.

     Peter R. Harvey and John Harvey are the controlling stockholders of Artra. In addition, Peter R. Harvey is a director and the President and Chief Operating Officer of Artra, and John Harvey is a director and the Chairman of the Board and Chief Executive Officer of Artra.


     The Company acquired from Bagcraft a $5,000,000 subordinated note bearing interest at a rate of 13-1/2% per annum and 50,000 shares of 13-1/2% cumulative redeemable preferred stock with a liquidation preference of $5,000,000 in Bagcraft for $10,000,000 in 1987. Bagcraft is a wholly-owned subsidiary of BCA and BCA is wholly-owned subsidiary of Artra. In March 1993, the Company received 675 shares of BCA Preferred Stock having a liquidation preference equal to the amount of interest due for the period from December 1, 1991 to November 30, 1992 ($675 in the aggregate) in lieu of receipt of payment of interest from Bagcraft for such period.

     In July 1993, the Company recorded an impairment of its investment in Bagcraft by establishing a valuation reserve to write-off the $10,000,000 carrying value of such investment as the Company was unable to determine, with reasonable certainty, whether or when it would realize its investment in Bagcraft. On December 28, 1993, PST received from Bagcraft $5,000,000 in cash and 3,000 shares of BCA preferred stock as payment in full for the $5,000,000 subordinated note and unpaid interest due from Bagcraft totaling $3,094,000 respectively. In 1994, the Company recorded a $5,000,000 gain for the recovery of its investment in the Bagcraft subordinated note. The interest due from Bagcraft had been fully reserved and interest income was not recorded for the receipt of the BCA preferred stock as such stock is not freely transferable. The cash received was used to pay a portion of the PureTec dividend declared.

     Peter R. Harvey is a director of Bagcraft, is the President and a director of BCA.

Indebtedness of Management to the company

     During fiscal 1996, Mr. Broling was indebted to PureTec in an amount not in excess of $241,000 consisting of principal and interest outstanding on a demand note dated June 15, 1988, bearing interest at 75% of the prime rate, not to exceed 10%. Such indebtedness was incurred by Mr. Broling to finance the purchase of common and preferred stock of the predecessor of Ozite. At September 30, 1996, the outstanding indebtedness was $243,000.

     During fiscal 1996, Mr. Brennan, the former Vice President, Chief Financial Officer and a Director, was indebted to PureTec in an amount not in excess of $146,500 consisting of principal and interest outstanding on; (i) a demand note dated June 15, 1988, bearing interest at 75% of the prime rate, not to exceed 10%; and (ii) a non-interest bearing demand note dated August 20, 1990. Such indebtedness was incurred by Mr. Brennan to finance the purchase of common and preferred stock of the predecessor of Ozite and to finance unreimbursed moving expenses incurred moving to Illinois at PureTec's request, respectively. Under a Separation Agreement entered into between Mr. Brennan and the Company, such amounts are due to be repaid by May 31, 1997. At September 30, 1996, the outstanding indebtedness was $147,000.


     During fiscal 1996, Mr. Peter R. Harvey was indebted to PureTec in an amount not in excess of $717,000 consisting of principal and interest outstanding on a demand note dated May 20, 1988, bearing interest at the prime rate on the last day of each fiscal year. Such indebtedness was a personal loan to Mr. Harvey. At September 30, 1996, the outstanding indebtedness was $717,000. The Company has ceased recognizing interest income on the notes receivable from Mr. Harvey since 1994.

Transaction with Fox Engineering, Inc.

     In June 1994 PureTec entered into an agreement to sell 40% if the capital stock of the subsidiary which operates the reverse vending machine project, MCR, to Fox Engineering Inc. ("FEI"). The sale price is $1,000,000. The sale price is payable in a note which is secured by the acquired shares of MCR and 175,000 shares of the Company's Common Stock owned by Murray Fox. FEI is owned by Murray Fox's son.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  1. Financial Statements and Schedules

     The financial statements listed in the Index to Financial Statements under
Part II, Item 8 and the financial statement schedules listed under Exhibit 28 are filed as part of this annual report.

     2.   Exhibits

     The exhibits listed on the Index to Exhibits following the Signature Page herein are filed as part of this annual report or by incorporation by reference from the documents there listed.

                      PURETEC CORPORATION AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                     Page
                                                                     ----
Independent Auditors' Reports:
    Report of Deloitte & Touche LLP                                   F-2
    Reports of Holtz Rubenstein & Co. LLP                          F-3 - F-4

Consolidated Balance Sheets as of July 31, 1996 and 1995              F-5

Consolidated Statements of Operations
    for the years ended July 31, 1996, and 1995 and
    the month ended July 31, 1994, and the year ended
    June 30, 1994                                                     F-6

Consolidated Statements of Stockholders' Equity
    for the years ended July 31,  1996, and 1995 and the month
    ended July 31, 1994, and the year ended June 30, 1994             F-7

Consolidated Statements of Cash Flows
    for the years ended July 31, 1996, and 1995 and the month
    ended July 31, 1994, and the year ended June 30, 1994          F-8 - F-9

Notes to Consolidated Financial Statements                        F-10 - F-40

Schedule II  - Valuation and qualifying accounts                      F-41

All other schedules are not applicable and are therefore excluded.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of PureTec Corporation
Ridgefield, New Jersey

We have audited the accompanying consolidated balance sheets of PureTec Corporation and subsidiaries (the "Company") as of July 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended July 31, 1996 and the month ended July 31, 1994. Our audits also included the financial statement schedule listed in the index to the consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the financial statements of Styrex Industries, Inc. ("Styrex") (a consolidated subsidiary) for the year ended July 31, 1995, which statements reflect total assets and total revenues of continuing operations constituting 3% and 40%, respectively, of the related consolidated totals for that year. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Styrex for the year ended July 31, 1995, is based solely on the report of such other auditors. The financial statements and financial statement schedule of the Company for the year ended June 30, 1994, were audited by other auditors whose report, dated September 30, 1994, expressed an unqualified opinion on those statements and schedule and included an explanatory paragraph referring to the change in the method of accounting for income taxes.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 1996 and 1995, and the results of its operations and its cash flows for each of the two years in the period ended July 31, 1996 and the one month ended July 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche
Parsippany, New Jersey
November 12, 1996

[LETTERHEAD OF HOLTZ RUBINSTEIN & CO., LLP]


                     Independent Auditors' Report


September 12, 1995 (except for Note 6, as to which the date is November 9, 1995)


To the Board of Directors and Stockholders of Styrex Industries, Inc.

We have audited the accompanying balance sheet of Styrex Industries, Inc., as of July 31, 1995, and the related statements of operations and deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance aoubt whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a resonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial postiion of Styrex Industries, Inc. as of July 31, 1995, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

As discussed in Noe 2 to the financial statements, the Company is a wholly-owned subsidiary of PTI Plastics, Inc. the Company has received funding from its parent in the form of loans and advances and at July 31, 1995 advances from its parent company approximated $3,373,000

Holtz Rubenstein & Co., LLP

                      PureTec Corporation and Subsidiaries
                           Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)


                                                                              July 31,    July 31,
ASSETS                                                                          1996        1995
                                                                              --------   ---------
CURRENT ASSETS:
       Cash and cash equivalents ...........................................   $  5,995   $  7,097
       Accounts receivable, less allowance for doubtful accounts of $980
          and $100 as of July 31, 1996 and July 31, 1995 respectively ......     53,675     45,953
       Inventories .........................................................     41,403     45,517
       Prepaid expense and other ...........................................      4,365      2,442
                                                                               --------   --------
            TOTAL CURRENT ASSETS ...........................................    105,438    101,009

PROPERTY, PLANT AND EQUIPMENT, net .........................................     84,206     67,030
EXCESS OF COST OF INVESTMENTS OVER NET ASSETS ACQUIRED
       (net of accumulated amortization of $694 and $691 as of July 31, 1996
          and July 31, 1995 respectively.) .................................     92,792     93,915
OTHER INTANGIBLE ASSETS, net ...............................................      1,344      2,127
ESCROWED CASH ..............................................................       --       13,500
OTHER ASSETS, net ..........................................................     13,314     12,540
                                                                               --------   --------
            TOTAL ASSETS ...................................................   $297,094   $290,121
                                                                               ========   ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short - term borrowings ....................................................   $ 20,170   $ 31,010
Accounts payable ...........................................................     28,974     24,601
Accrued plant closing and disposal costs ...................................      3,554      1,423
Accrued expenses ...........................................................     34,193     25,350
Current portion of long term debt ..........................................      5,114      4,856
Convertible debentures .....................................................       --        1,000
                                                                               --------   --------
     TOTAL CURRENT LIABILITIES .............................................     92,005     88,240

OTHER LONG TERM LIABILITIES ................................................      2,866      1,195
DEFERRED INCOME TAXES ......................................................        170      1,200
LONG TERM DEBT .............................................................    130,162    122,664
                                                                               --------   --------
            TOTAL LIABILITIES ..............................................    225,203    213,299

MINORITY INTEREST ..........................................................         55         29
REDEEMABLE PREFERRED STOCK
      $.01 par value; 0 shares issued at July 31, 1996,
      5,000 shares issued at July 31, 1995 .................................       --        3,274

COMMITMENTS AND CONTINGENCIES ..............................................       --         --
COMMON STOCKHOLDERS' EQUITY
       Common stock, $.01 par value (1996) and $.05 par value (1995),
        50,000,000 authorized; 27,732,363 and 26,882,996 shares issued
        or to be issued at July 31, 1996 and July 31, 1995 respectively ....        277        269
       Additional paid - in capital.........................................    127,400     23,224
       Deficit..............................................................    (55,321)   (49,974)
      Minimum pension liability   ..........................................       (137)      --
      Cumulative foreign currency translation adjustment ...................       (383)      --
            TOTAL COMMON STOCKHOLDERS' EQUITY...............................     71,836     73,519
                                                                               --------   --------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.....................    $297,094   $290,121
                                                                               ========   ========


                      PURETEC CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           JULY 31,    JULY 31,
                                                             1996        1995
                                                           --------    --------
                          ASSETS
CURRENT ASSETS:
   Cash and cash equivalents............................   $  5,995    $  7,097
   Accounts receivable, less allowance for doubtful
     accounts of $980 and $149 as of July 31, 1996
     and July 31, 1995 respectively.....................     53,675      45,953
   Inventories..........................................     41,403      45,517
   Prepaid expense and other current assets.............      3,995       2,442
                                                           --------    --------
      TOTAL CURRENT ASSETS..............................    105,028     101,009

PROPERTY, PLANT AND EQUIPMENT, net......................     84,206      67,030
EXCESS OF COST OF INVESTMENTS OVER NET ASSETS
   ACQUIRED (net of accumulated amortization of $3,168
     and $1,093 as of July 31, 1996 and July 31, 1995
     respectively.......................................     92,570      93,915
OTHER INTANGIBLE ASSETS, net............................      1,344       2,127
ESCROWED CASH...........................................          -      13,500
OTHER ASSETS, net.......................................     12,592      12,540
                                                           --------    --------
      TOTAL ASSETS......................................   $295,740    $290,121
                                                           ========    ========

          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Short-term borrowings................................   $ 20,170    $ 28,010
   Accounts payable.....................................     28,974      24,601
   Accrued plant closing and disposal costs.............      3,554       1,423
   Accrued expenses.....................................     24,947      26,658
   Current portion of long term debt....................      5,114       4,856
   Convertible debentures...............................          -       1,000
                                                           --------    --------
      TOTAL CURRENT LIABILITIES.........................     82,759      86,548
                                                           ========    ========

OTHER LONG TERM LIABILITIES.............................      2,923       1,195
PENSION AND POSTRETIREMENT LIABILITIES..................      7,882       1,692
DEFERRED INCOME TAXES...................................      1,820       1,200
LONG-TERM DEBT..........................................    130,162     122,664
                                                           --------    --------
      TOTAL LIABILITIES.................................    225,006     213,299


COMMITMENTS AND CONTINGENCIES


MINORITY INTEREST.......................................       26          29
REDEEMABLE PREFERRED STOCK
   $.01 par value; 5,000 shares issued and
     outstanding at July 31, 1995.......................          -       3,274

COMMON STOCKHOLDERS' EQUITY
   Common stock, $.01 par value (1996) and $.05 par
     value (1995), 50,000,000 authorized; 29,334,551
     and 26,882,996 shares issued or to be issued at
     July 31, 1996 and July 31, 1995 respectively.......        293         269
   Additional paid-in capital...........................    129,606     123,224
   Deficit..............................................    (58,671)    (49,974)
   Minimum pension liability............................       (137)          -
   Cumulative foreign currency translation adjustment...       (383)          -
                                                           --------    --------
      TOTAL COMMON STOCKHOLDERS' EQUITY.................     70,708      73,519
                                                           --------    --------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........   $295,740    $290,121
                                                           ========    ========

                  See notes to consolidated financial statements.

                 PureTec Corporation and Subsidiaries
                 Consolidated Statements of Operations
             (Dollars in thousands, except per share data)



                                                                          Year ended July 31,        Month ended    Year ended
                                                                         1996             1995      July 31, 1994  June 30, 1994
                                                                  --------------       ----------   -------------  -------------
NET SALES ....................................................... $      344,847       $   52,950     $    4,273      $  48,590
                                                                  --------------       ----------     ----------      ---------
COSTS AND EXPENSES:
   Cost of goods sold............................................        277,588           46,324          4,210         50,115
   Selling, general and administrative...........................         41,465            6,235            563          7,939
   Write-off of goodwill and obsolete assets/facilities.........           4,636           11,110              -          3,394
   Research and development......................................            840            1,268             70          1,637
                                                                  --------------       ----------     ----------      ---------
                                                                         324,529           64,937          4,843         63,085
                                                                  --------------       ----------     ----------      ---------
INCOME (LOSS) FROM OPERATIONS...................................          20,318          (11,987)          (570)       (14,495)

OTHER (INCOME) EXPENSES:
   Interest expense.............................................          21,283            1,014            110          1,147
   Gains on sale and assignment of securities...................               -           (1,000)             -              -
   Equity in loss of affiliates.................................           1,332              343              -              -
   Other, net ..................................................              19              104            (11)          (185)
                                                                  --------------      -----------     ----------      ---------
                                                                          22,634              461             99            962
                                                                  --------------      -----------     ----------      ---------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
   AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE ..................          (2,316)         (12,448)          (669)       (15,457)
   Provision (benefit) for income taxes.........................           2,637             (349)             -           (616)
                                                                  --------------       ----------     ----------      ---------
LOSS FROM CONTINUING OPERATIONS.................................          (4,953)         (12,099)          (669)       (14,841)

DISCONTINUED OPERATIONS:
   Loss from glass operations, net of applicable income
    tax benefit of $171.........................................                -                -             -         (6,673)
   Loss on disposal of glass operation, net of applicable
    income tax benefit of $333 in 1994..........................               -           (4,809)             -        (13,252)
   Loss from non-woven textiles operations......................            (979)               -              -              -
   Loss on disposal of non-woven textiles operations............          (2,241)               -              -              -
                                                                  --------------       ----------     ----------     ----------
                                                                          (3,220)          (4,809)             -        (19,925)

LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE..............          (8,173)         (16,908)          (669)       (34,766)
   Cumulative effect of change in accounting for income taxes...               -                -              -            150
                                                                  --------------       ----------     ----------      ---------

NET LOSS........................................................  $       (8,173)      $  (16,908)    $     (669)     $ (34,616)
                                                                  ==============       ==========     ==========      =========
(LOSS) EARNINGS PER COMMON SHARE(1):
   Loss from continuing operations..............................  $        (0.20)      $    (0.68)    $    (0.04)     $   (1.68)
   Loss from discontinued operations............................           (0.12)           (0.27)             -          (2.25)
   Cumulative effect of accounting change.......................               -                -              -           0.02
                                                                  --------------       ----------     ----------      ---------
   Net loss.....................................................  $        (0.32)      $    (0.95)    $    (0.04)     $   (3.91)
                                                                  ==============       ==========     ==========      =========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING............      27,268,435       17,751,141     14,922,673      8,857,450
                                                                  ==============       ==========     ==========      =========
   (1) Income per share for the year ended July 31, 1996 is calculated after accounting for a $524 increase in value of redeemable preferred stock.





                See notes to Consolidated Financial Statements

                      PureTec Corporation and Subsidiaries

                 Consolidated Statement of Stockholders' Equity
                  (Dollars in thousands, except per share date)



                                                               Common Shares
                                                               -------------
                                                                  Class A
                                             $.01 par     $.05 par      $.05 par        Amount
                                          -----------   -----------    -----------    -----------
Balance, June 30, 1993                           --       7,656,695      1,677,970    $       467
Issuance of common stock in
     private and Regulation S
     placements for cash                         --       3,435,000           --              172
Exercise of stock options and
     warrants                                    --         464,759           --               23
Issuance of common stock
     options and warrants in
     connection with acquisitions,
     satisfaction of liabilities and
     services rendered                           --         612,371           --               31
Conversion of preferred shares                   --       2,599,998           --              130
Contribution of escrow shares                    --            --       (1,634,500)           (82)
Treasury stock acquisitions                      --            --             --             --
Net loss                                         --            --             --             --

                                          -----------   -----------    -----------    -----------
Balance of June 30, 1994                         --      14,768,823         43,470            741
Issuance of common stock in
     connection with acquisitions                --         153,850           --                7
Reclassifications and adjustments                --            --          (43,470)            (2)
Net loss                                         --            --             --             --
                                          -----------   -----------    -----------    -----------
Balance July 31, 1994                            --      14,922,673           --              746

Issuance of common stock in
     connection with acquisitions                --         533,191           --               27
Exercise of stock options                        --          33,534           --                2
Private placement, net of stock
     issuance expense of $420                    --       3,332,737           --              167
Debenture conversion                             --       1,714,780           --               86
Issuance of common stock to
     settle liabilities                          --         113,890           --                5
Reclassifications and adjustments                --          76,636           --                3
Conversion of common stock in
     connection with Merger                20,727,441   (20,727,441)          --             (829)
Issuance of common stock in
     connection with Merger                 5,705,555          --             --               57

Issuance of common stock to
     settle expenses of Merger                450,000          --             --                5
Net loss                                         --            --             --             --
                                          -----------   -----------    -----------    -----------
Balance July 31, 1995                      26,882,996          --             --      $       269
                                          ===========   ===========    ===========    ===========

Preferred stock conversion                  1,606,688          --             --               16
Private placement                             585,000          --             --                6
Debenture conversion                          227,273          --             --                2
Issuance of common stock to
     settle liabilities                         9,286          --             --             --
Contract requirements                          33,308          --             --             --
Common stock sales by
     Equity affiliate                            --            --             --             --
Minimum Pension Liability                        --            --             --             --
Foreign Exchange                                 --            --             --             --
Net loss                                         --            --             --             --
                                          -----------   -----------    -----------    -----------
Balance July 31, 1996                      29,469,699          --             --      $       293
                                          ===========   ===========    ===========    ===========




                                            Treasury Shares         Preferred Shares
                                          --------------------     -------------------      Additional    Retained
                                                                    Class A                  Paid - in     Earnings
                                           Shares       Amount     $.05 par     Amount        Capital     (Deficit)
                                          --------      ------     --------     ------      ----------     ---------
Balance, June 30, 1993                    $  --        $   --       2,599,998    $   130      $   39,583    $    2,219
Issuance of common stock in
     private and Regulation S
     placements for cash                     --            --           --            --          18,937         --
Exercise of stock options and
     warrants                                --            --           --            --           2,156         --
Issuance of common stock
     options and warrants in
     connection with acquisitions,
     satisfaction of liabilities and
     services rendered                       --            --           --            --           5,234         --
Conversion of preferred shares               --            --      (2,599,998)      (130)           --           --
Contribution of escrow shares                --            --            --           --              82         --
Treasury stock acquisitions                     8           (46)         --           --            --           --
Net loss                                     --            --            --           --            --        (34,616)
                                       ----------    ----------    ----------    ----------    ----------   ----------
Balance of June 30, 1994                        8           (46)         --           --          65,992      (32,397)
Issuance of common stock in
     connection with acquisitions            --            --            --           --             659         --
Reclassifications and adjustments               8           (46)          --           --             (44)        --
Net loss                                     --            --            --           --            --           (669)
                                       ----------    ----------    ----------    ----------    ----------   ----------

Balance July 31, 1994                        --            --            --           --          66,607      (33,066)

Issuance of common stock in
     connection with acquisitions         350,000          --            --           --             808         --
Exercise of stock options                    --            --            --           --              44         --
Private placement, net of stock
     issuance expense of $420                --            --            --           --          12,573         --
Debenture conversion                         --            --            --           --           7,285         --
Issuance of common stock to
     settle liabilities                      --            --            --           --             433         --
Reclassifications and adjustments            --            --            --           --              (3)        --
Conversion of common stock in
     connection with The Merger              --            --            --           --             829         --
Issuance of common stock in
     connection with The Merger              --            --            --           --          32,122         --
Issuance of common stock to
     settle expenses of The Merger           --            --            --           --           2,526         --
Net loss                                     --            --            --        (16,908)
                                       ----------    ----------    ----------    ----------    ----------   ----------
Balance July 31, 1995                     350,000          --            --     $     --      $  123,224   $  (49,974)
                                       ==========    ==========    ==========    ==========    ==========   ==========

Preferred stock conversion                   --            --            --           --           3,782         (524)
Private placement                            --            --            --           --             994         --
Debenture conversion                         --            --            --           --             998         --
Issuance of common stock to
     settle liabilities                      --            --            --           --             121         --
Contract requirements                        --            --            --           --            --           --
Common stock sales by
     Equity affiliate                    (202,500)         --            --           --             487         --
Minimum Pension Liability                    --            --            --           --            --           --
Foreign Exchange                             --            --            --           --            --           --
Net loss                                     --            --            --           --            --         (8,173)
                                       ----------    ----------    ----------    ----------    ----------   ----------
Balance July 31, 1996                     147,500    $     --            --     $     --      $  129,606   $  (55,323)
                                       ==========    ==========    ==========    ==========    ==========   ==========


                                                    Minimum           Total
                                        Foreign     Pension        Stockholders'
                                        Exchange   Liability         Equity
                                        --------   ---------         ------
Balance, June 30, 1993                 $   --      $   --          $ 42,399
Issuance of common stock in
     private and Regulation S
     placements for cash                   --          --            19,109
Exercise of stock options and
     warrants                              --          --             2,179
Issuance of common stock
     options and warrants in
     connection with acquisitions,
     satisfaction of liabilities and

     services rendered                     --          --             5,265
Conversion of preferred shares             --          --              --
Contribution of escrow shares              --          --              --
Treasury stock acquisitions                --          --               (46)
Net loss                                   --                       (34,616)
                                       --------    --------        --------
Balance of June 30, 1994                   --          --            34,290
Issuance of common stock in
     connection with acquisitions          --          --               666
Reclassifications and adjustments          --          --              --
Net loss                                   --                          (669)
                                       --------    --------        --------
Balance July 31, 1994                      --          --            34,287

Issuance of common stock in
     connection with acquisitions          --          --               835
Exercise of stock options                  --          --                46
Private placement, net of stock
     issuance expense of $420              --          --            12,740
Debenture conversion                       --          --             7,371
Issuance of common stock to
     settle liabilities                    --          --               438
Reclassifications and adjustments          --          --              --
Conversion of common stock in
     connection with Merger                --          --              --
Issuance of common stock in
     connection with Merger                --          --            32,179
Issuance of common stock to
     settle expenses of Merger             --          --             2,531
Net loss                                   --                       (16,908)
                                       --------    --------        --------
Balance July 31, 1995                  $   --      $   --          $ 73,519
                                       ========    ========        ========

Preferred stock conversion                 --          --             3,274
Private placement                          --          --             1,000
Debenture conversion                       --          --             1,000
Issuance of common stock to
     settle liabilities                    --          --               121
Contract requirements                      --          --              --
Common stock sales by
     Equity affiliate                      --          --               487
Minimum Pension Liability                  --          (137)           (137)
Foreign Exchange                                       (383)           (383)
Net loss                                   --          --            (8,173)
                                       --------    --------        --------
Balance July 31, 1996                  $   (383)   $   (137)       $ 70,708
                                       ========    ========        ========


                      PureTec Corporation and Subsidiaries
                      Consolidated Statement of Cash Flows
                  (Dollars in thousands, except per share data)

                                                                 Years ended July 31,   Month ended     Year ended
                                                                   1996       1995     July 31, 1994   June 30,1994
                                                                 --------   --------   -------------   ------------
NET CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations and cumulative
 effect of net accounting change...............................  $ (4,953)  $(12,099)     $  (669)       $(14,691)
Adjustments to reconcile loss from continuing
 operations and cumulative effect of Accounting change to net cash provided (used) in operating activities from continuing operations:
   Depreciation and amortization ..............................    14,550      4,152          388           4,406
     Write - off of goodwill and other intangibles ASSETS......      --        6,493         --              --
     Write - off of obsolete equipment and costs ..............     4,636      4,617         --              --
     Loss on plant closing ....................................      --         --           --               951
     Loss (Gain) on disposal of property and equipment ........       598         (8)        --              --
     Gain on sale and assignment of securities ................      --       (1,000)        --              --
     Minority interest in consolidated subsidiaries ...........        (3)      (114)        --              --
     Bad debt allowance .......................................       879        129         --                50
     Deferred income tax provision (Benefit)..................         80       (377)        --               422
     Cumulative effect of change in accounting for income taxes      --         --           --              (149)
     Increase in pension & postretirement Benefits.............       768       --           --               --
     Changes in operating assets and liabilities net of
       effects from acquisition:
     (Increase) decrease in assets:
       Accounts receivable ....................................    (8,381)      (379)         339             586
       Inventory ..............................................     4,288        958         (460)          1,040
       Prepaid expenses and other current Assets...............    (1,519)       833         (262)            777
       Other assets ...........................................     9,374       (285)         855             276
     Increase (decrease) in liabilities:
       Accounts payable .......................................     4,226      1,594       (1,076)           (877)
       Accrued plant closing and disposal costs ...............    (2,131)    (1,461)          48            --
       Accrued expenses .......................................     9,272      1,023         (134)          1,284

        Income taxes payable ..................................      --         --           --              (583)
                                                                 --------   --------      -------        --------



NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
     FROM CONTINUING OPERATIONS ...............................    31,684      3,625         (971)         (6,508)
                                                                 --------   --------      -------        --------

     Loss from discontinued operations ........................    (3,220)    (4,809)        --           (19,925)
     Reserve for disposal of a business segment ...............      --         --           --            11,073
     Change in net operating assets of discontinued operations       --        2,773         --             7,018
                                                                 --------   --------      -------        --------
NET CASH USED IN OPERATING ACTIVITIES FROM
     DISCOUNTED OPERATIONS ....................................    (3,220)    (2,036)        --            (1,834)
                                                                 --------   --------      -------        --------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ...........    28,464      1,589         (971)         (8,342)
                                                                 --------   --------      -------        --------
                                                                                  (continued)


                      PureTec Corporation and Subsidiaries
                      Consolidated Statement of Cash Flows
                  (Dollars in thousands, except per share data)

                                                                   Years ended July 31,    Month ended       Year ended
                                                                      1996        1995    July 31, 1994     June 30,1994
                                                                   -----------  --------  -------------     ------------
NET CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant & equipment ....................    (9,559)    (2,387)      (106)               (3,438)
    Additions to intangibles ....................................      --       (2,776)      --                    (235)
    Purchase of net assets.......................................   (22,328)      (155)    (1,486)                 (371)
    Proceeds from the sale of property, plant and equipment......     1,368       --         --                    --
    Purchase of Ozite Corporation, net of cash acquired of $4,741      --       (8,759)    (2,500)               (7,500)
    Increase in net assets of discontinued operations ...........      --         --         --                  (1,664)
                                                                      -----        ---      -----                 -----
NET CASH USED IN INVESTING ACTIVITIES ...........................   (30,519)   (14,077)    (4,092)              (13,208)

NET CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowing (repayment) under revolving credit facility and
     short term borrowings, net .................................   (10,840)      (869)       (33)                1,827
    Proceeds from long-term debt ................................    18,027        687       --                     436
    Repayment of long-term debt .................................    (7,056)    (2,227)      --                  (3,944)
    Proceeds from private placements and common stock sale by
     equity affiliate............................................     1,487     12,758        667                19,108
    Proceeds from warrant/option exercise .......................      --           46       --                   2,180
    Proceeds from the sale of debentures ........................      --        8,371       --                    --
    Decrease in net assets of discontinued operations ...........      --         --         --                    (716)
                                                                    -------     ------    -------               -------
NET CASH PROVIDED BY FINANCING ACTIVITIES .......................     1,618     18,766        634                18,891
EFFECT OF EXCHANGE RATE CHANGES ON CASH .........................      (665)      --         --                    --
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ............    (1,102)     6,278     (4,429)               (2,659)
CASH AND CASH EQUIVALENTS, beginning of the year.................     7,097        819      5,248                 7,907
                                                                      -----        ---      -----                 -----
CASH AND CASH EQUIVALENTS, end of year...........................     5,995      7,097        819                 5,248
                                                                      =====      =====        ===                 =====
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest.......................................................   $22,113    $ 1,054      $ 110               $ 1,274
  Income taxes...................................................     2,557        --         --                    --
Non-cash transactions:
  Debenture conversion...........................................     1,000        --         --                    --
  Preferred Stock conversion.....................................    (3,274)       --         --                    --
  Issuance of common stock to settle liabilities.................       121        438        --                    320
  Issuance of common stock in connection with acquisitions.......       --         835        --                  4,944
  Issuance of common stock in connection with the Merger.........       --      34,710        --                    --





                      PURETEC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)

1. ORGANIZATION, DESCRIPTION OF BUSINESS AND ACQUISITIONS

     At the shareholder's meeting on May 1, 1996, Pure Tech International Inc., changed its name to PureTec Corporation. PureTec Corporation (the "Company" or "PureTec") was formed in July 1994 for the express purpose of becoming the parent of PTI Plastics, Inc. ("PTIP")and Ozite Corporation ("Ozite"). On July 26, 1995, the respective shareholders of PTIP and Ozite approved the merger of each of their corporations with wholly-owned subsidiaries of the Company (the "Merger"). These mergers were effective at the close of business on July 31, 1995. PTIP and Ozite are now wholly-owned subsidiaries of the Company. For accounting purposes , the Merger has been accounted for as a purchase of Ozite by PureTec. For financial reporting purposes, the results of operations, and the statement of cash flows for the years ended July 31, 1995 and June 30, 1994 and the one month ended July 31, 1994 are those of PTIP. The balance sheet information as of July 31, 1996 and July 31, 1995, and the results of operations and the statement of cash flows for the year ended July 31, 1996 reflect the newly combined entities.

     In connection with these mergers, holders of Ozite Common Stock received an aggregate of 1,028,915 shares of PureTec Common Stock, which is approximately
0.19 shares for each outstanding share of Ozite Common Stock. Holders of Ozite Preferred Stock received an aggregate of 4,627,317 shares of PureTec Common Stock. A portion of the securities otherwise issuable to Ozite preferred stockholders were instead issued to creditors of Ozite. Holders of Ozite Preferred Stock also received 5,000 shares, with a $5,000 redemption value, of a new class of PureTec's non-convertible preferred stock (See Note 13 (a)) and $3,750 in 10-year subordinated notes. The principal of the subordinated notes will be payable at maturity. Interest on the subordinated notes will accrue at 7% and is payable quarterly, except that no interest will accrue during the first four years. PTIP owned 300,000 shares of Ozite Class A Preferred Stock and did not participate in the distribution of PureTec securities pursuant to the Merger. Such shares were acquired as the result of the purchase of a note for $7,500 in 1994 which was secured by the preferred stock, and an additional investment of $2,500 in the month of July 1994 to acquire the stock and cancel the note.

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

     A summary of the transaction is as follows (reflecting the final adjustments to the transaction made in 1996):

     Fair Value of Net Assets Acquired:
             Current assets                                       $ 90,086
             Non-current assets                                     72,368
             Liabilities assumed                                  (189,036)
                                                                 ---------
                                                                   (26,582)
     Consideration Given:
             6,155,555 Common shares including
                for expenses                                        34,710
             Preferred Stock and Notes issued                        4,393
             Cash and other amounts due                             26,022
                                                                  --------
                                                                    65,125
                                                                  --------
     Excess of Purchase Price (being amortized over 30 years)     $ 91,707
                                                                  ========

                      PURETEC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)

     Ozite is the majority stockholder of Plastic Specialties and Technologies, Inc. ("PST") and Burlington Resins, Inc. (See below). As of July 31, 1996, Ozite owned approximately 83% of the outstanding common stock of PST. PureTec's principal businesses are the manufacturing of garden hose, specialty plastic compounds and fabricated precision plastic components for niches consumer and industrial markets, the manufacturing of dispersion (plastisol) and specialty suspension (copolymer and blending) polyvinyl chloride ("PVC") resins and the recycling of plastics and the plastic injection molding of custom parts using both recycled and virgin materials. The Company services its markets through its network of 23 manufacturing facilities, located in key points throughout the United States, with two locations in Europe and one in Canada. In May 1994, the Company announced its intention to sell or close down its glass and steel recycling and material recovery operations. The shut down of these operations was substantially completed in 1995.

     Burlington Resins Inc. ("Burlington") was formed on September 26, 1994 for the express purpose of acquiring substantially all of the assets and assuming substantially all of the liabilities of Occidental Chemical Corporation's ("OxyChem") specialty PVC resin manufacturing facility location in Burlington, New Jersey. In connection with the acquisition, $13,500 was in an escrow account at July 31, 1995.

     On August 18, 1995, Burlington completed the acquisition from OxyChem, which is accounted for as a purchase, and commenced operations. A summary of the transaction is as follows:


        Fair Value of Net Assets Acquired:
               Current assets                               $ 8,217
               Non-current asset                             21,495
               Liabilities assumed                           (5,877)
                                                             ------
                                                             23,835

        Consideration Given:
               Seller financing                               4,000
               Cash and other amounts due                    22,934
                                                             ------
                                                             26,934
                                                             ------
        Excess of Purchase Price
         (being amortized over 30 years)                   $  3,099
                                                           ========

     The excess of purchase price primarily results from an acquisition adjustment to the amount of the postretirement benefit cost liability assumed in connection with the acquisition.

     Under the terms of the Asset Transfer Agreement, OxyChem has indemnified Burlington for a period of eight years from any environmental liability arising from conditions existing prior to August 18, 1995. Any liabilities arising in the first five years subsequent to August 18, 1995 will be 100% indemnified, and any liability through year eight will be 50% indemnified. Management has not identified any material environmental matter, nor has Burlington been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund) and corresponding state acts, in connection with any such matter.

     Proforma consolidated information from continuing operations, assuming the above acquisitions had taken place as of August 1, 1994, is as follows:

                      PURETEC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)

                                                            Year Ended
                                                             July 31,
                                                               1995
                                                            (Unaudited)
                                                            -----------
            Revenue                                         $  327,866
            Loss from continuing operations                 $  (15,679)
            Net loss                                        $  (21,782)
            Net loss from continuing operations per share   $     (.68)

            Weighted average number of shares outstanding   23,884,000

     The proforma information is based on historical results and does not necessarily reflect the actual results which would have occurred, nor is it necessarily indicative of the future results of operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a. Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. Three investments in affiliated companies for which the Company exercises significant influence in policy decisions are accounted for by the equity method. All significant intercompany accounts and transactions have been eliminated.

     b. Cash and Cash Equivalents

     Cash and cash equivalents consist of demand deposits, commercial paper, time deposits, and cash on hand. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

     c. Inventories

     Inventories are valued at the lower of cost (determined by the first-in, first-out method) or market.

     d. Excess of Cost of Investment Over Net Assets Acquired

     The excess of cost of investment over the fair value of net assets acquired, which relates primarily to the acquisition of Ozite, is being amortized on a straight-line basis over the period expected to benefit, which is estimated to be 30 years for current acquisition and 10 years for acquisitions prior to July 31, 1995.

     The Company continually assesses the recoverability of these intangible asset by determining whether the amortization of the excess of the cost of the investment balance over its remaining useful life can be recovered through projected undiscounted future results of operations. The amount of goodwill impairment, if any, is measured based on projected undiscounted future results of operations. Based on the Company's projected results of operations over the remaining useful life, management believes that there has not been an impairment in the value of the excess of the cost of the investment over the fair value of net assets acquired.

     In July 1995, the Company determined that the underlying goodwill related to the Styrex (injection molding operations) and Container Recycling, Inc. ("CRI") acquisitions were impaired and wrote-off $3,707 and $1,340 (See Note 3(c)), respectively, due to current operating losses, forecasted results and the termination of a contract for CRI.

                      PURETEC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)


     e. Property, Plant and Equipment

     Property, plant and equipment is stated at cost and is primarily depreciated by the straight-line method over the estimated useful lives of the related assets. Repairs and maintenance are charged to expense as incurred. Leasehold improvements are depreciated over the lesser of the term of the lease, including renewal options, or the useful lives of the assets. Depreciation is calculated using the modified units of production method for Burlington machinery and equipment. Costs of the construction of certain long-term assets include capitalized interest which is amortized over the estimated useful life of the related asset. The Company capitalized interest costs of $220 in 1996.

     The principal estimated useful lives used in computing the depreciation provisions are as follows:

     Building and improvements                      20-31 years
     Machinery and equipment                         5-15 years
     Office equipment, furniture and fixtures        5-10 years

     In the event that facts and circumstances indicate that the cost of assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated fair value associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value is required. (See Note 9).

     f. Intangible Assets

     Other intangible assets are amortized using the straight-line method over the following periods (See Note 6):

     Process technology                            10-20 years
     Customer list                                     7 years
     Other                                             5 years

     g. Deferred Financing Costs

     The financing costs incurred in securing debt are deferred and amortized over the life of the related debt (See Notes 7, 8 and 11).

     h. Income Taxes

     The Company files a consolidated federal income tax return including all of its qualifying domestic subsidiaries. Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards Board ("SFAS") No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     i. Revenue Recognition

        The Company recognizes revenue when goods are shipped to customers. Returned goods are recorded in inventory at cost if they are saleable or at scrap value if the goods cannot be resold. Volume rebates due to customers are recognized currently on an estimated basis as the sales to which they relate are recorded.

                      PURETEC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)

     j. Income (Loss) Per Common Share

     Income (loss) per common and common equivalent share is computed based upon the weighted average number of shares and common share equivalents outstanding during the period. The calculation does not give effect to the conversion of options and warrants to purchase common stock when such securities have an anti-dilutive effect. For the years ended July 31, 1996 and 1995, the month ended July 31, 1994, and the year ended June 30, 1994, the net loss per common share is based upon the weighted average number of shares outstanding, as the impact of common share equivalents is anti-dilutive.

     k. Foreign Subsidiaries

     Financial statements of foreign subsidiaries are translated into U.S. dollars at appropriate rates of exchange in accordance with the SFAS No. 52, "Foreign Currency Translation".

     l. Foreign Exchange Contracts

     The Company's Belgian subsidiary enters into forward foreign exchange contracts to hedge intercompany payables and foreign accounts payable. Market value gains and losses on such contracts are currently recognized, and the resulting credit or debit offsets foreign exchange gains or losses on the related accounts payable. There were no forward foreign exchange contracts outstanding at July 31, 1996 or 1995.

     m. Stock Based Compensation

     In October of 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). SFAS 123 established a fair value-based method of accounting for compensation cost related to stock options and other stock-based compensation awards. SFAS 123 is effective for fiscal years beginning after

December 15, 1995 (the Company's 1997 fiscal year) for employee compensation awards and effective for all transactions entered into after December 15, 1995 for transactions to acquire goods or services from other than employees. However, SFAS 123 allows an entity to continue to measure employee compensation costs using the principles of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," ("APB No. 25") if certain proforma disclosures are made, while adoption of SFAS 123 for compensation for outside services has been implemented in the current year. The Company currently accounts for its employee stock compensation arrangements under the provisions of APB No. 25, and stock transactions to acquire goods or services from other employees under the provisions of SFAS 123. The Company has not yet determined how it will account for employee stock compensation in the future.

                      PURETEC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)

     n. Investment in Unconsolidated Subsidiaries

     The Company's investments in affiliated companies which are not majority owned or controlled are accounted for using the equity method. Investments recorded under this method and the percentage interest owned consist of Masplas International (25%), Les Plastiques Petco, Inc. (49%), and Evolutions, Inc. (42%).

     During the current year, the Company decreased its voting ownership from 75% in Evolutions, Inc., to approximately 42%. Accordingly, the Company changed its method of accounting for this investment from a consolidated subsidiary to an unconsolidated subsidiary recorded under the equity method. The statements of operations for all periods presented have been restated to reflect this change in the reporting entity (See Note 7).

     o. Environmental Costs

     Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to existing conditions caused by past operations and that do not contribute to current or future revenue generation are expensed. No costs relating to existing conditions caused by past operations were incurred by the Company during the periods ended July 31, 1996 or 1995.

     Reserves for estimated costs are recorded when environmental remedial efforts are probable and the costs can be reasonably estimated. In determining the reserves, the Company uses the most current information available, including similar past experiences, available technology, regulations in effect, the timing of remediation and cost sharing arrangements. At July 31, 1996, no environmental reserves are required.

     p. Use of Estimates


     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     q. Fiscal Year

     Commencing in fiscal 1995, the Company changed its fiscal year end from June 30 to July 31 in anticipation of its merger with Ozite, which had historically reported on a July 31 year end.

     r. Reclassifications

     Certain items in 1995 have been reclassified to conform to the presentation used in 1996.

3. OTHER BUSINESS COMBINATIONS

     a. In July 1993, the Company acquired APR Plastic Processing, Inc. ("APR"), a recycler of post-consumer polyethylene terepthalate ("PET") plastics. Under the agreement, the stockholders of APR received 86,957 shares of PureTec common stock, valued at $11.90 per share (aggregating approximately $1,035), and approximately 116,000 warrants to acquire additional shares of common stock at prices ranging from $20.00 to $22.00 per share. The aggregate value of the acquisition was approximately $1,300. This acquisition has been accounted for as a purchase.

                      PURETEC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)

     b. In February 1994, the Company consummated the acquisition of Coast Recycling North, Inc. ("Coast") by way of a merger of a wholly-owned subsidiary of the Company into Coast. Coast was a privately held California corporation engaged primarily in the collection, processing and sale of recycled post-consumer containers in the State of California. As consideration for the merger, the former shareholders of Coast received cash and 73,554 restricted shares of common stock of the Company, valued at $8.23 per share (aggregating approximately $605), as well as warrants to purchase 36,000 shares of common stock of the Company at $22.00 per share. The aggregate value of the acquisition was approximately $908. This acquisition was accounted for as a purchase. As discussed in Note 18, this facility was closed in fiscal 1995 and the assets sold.

     c. In February 1994, the Company purchased from CRI PET plastic recycling facilities in Michigan. The buildings in which these plants are located, and certain of the equipment located therein, are leased from third parties. The purchase price was 164,000 restricted shares of common stock of the Company, valued at $8.23 per share (aggregating approximately $1,349). The Company also assumed a $588 bank liability of CRI which is secured by the assets which were purchased from CRI. The purchase transaction superseded a lease arrangement with CRI under which the facilities were leased to the Company as of January 1, 1993, and under which the Company paid an aggregate of $975 in lease payments and $200 as a security deposit. CRI retained the security deposit as part of the purchase. The aggregate value of the acquisition was approximately $2,137.

     d. In February 1994, the Company completed its acquisition of all the shares of Multiple Container Recycler, Inc. ("MCR"), a Company that has developed a reverse vending machine. The stockholder of MCR received 15,534 restricted shares of common stock of the Company, valued at $12.875 per share (aggregating approximately $200). Prior to the acquisition, the Company had advanced approximately $1,300 to MCR to fund its activities, which has been attributed to development activities and charged to operations in the year ended June 30, 1994.

     In September 1994, the Company sold 40% of the capital stock of MCR to a company owned by the son of a director and officer of the Company. The sale price was $1,000. The Company received a note for a total of $1,000 plus accrued interest payable in twelve equal principal installments beginning October 1995, with a subsequent verbal agreement extending the due date six months until April 1996 (see below). All acquired shares in MCR and 175,000 shares of previously acquired PureTec common stock, (which had a value approximating the note as of the date of sale) have been pledged as collateral against the loan. The Company recognized a gain of $1,000 on this transaction.

     The Company is in the process of finalizing an agreement to transfer the operations of MCR to its minority owners. Under the terms of the agreement, the operations, and all existing assets were transferred effective September 1, 1996. The existing liabilities as of that date were retained by the Company. Upon consumation of the agreement, 333,333 shares of PureTec stock will be transferred to the Company in satisfaction of the $1,000 note (See Note 17).

     e. In June 1994, the Company acquired an 80% interest in Evolutions, Inc. ("Evolutions"), a marketing company focusing on consumer apparel products manufactured from recycled material in the United States. The Company acquired newly issued shares of Evolutions for cash and 153,850 shares of the Company's common stock, valued at $4.55 per share (aggregating approximately $700). The aggregate value of the acquisition was approximately $850. On March 1, 1995, the Company acquired an additional interest in Evolutions, bringing its ownership up to 88%. The additional investment was 350,000 shares of the Company's Common Stock, valued at $1,925 and provided for the cancellation of any and all stock options outstanding prior to the acquisition. All shares issued by the Company for the investment are considered as treasury shares until sold to third parties. Such shares are then recognized as issued and recorded in the Company's consolidated financial statements at the sales price. On July 28, 1995 Gold Securities Corporation acquired Evolutions, in a reverse acquisition. As a result of the merger, the Company had exchanged its ownership in Evolutions for a 75% ownership of Gold Securities Corporation, whose name was changed to Evolutions, Inc. As discussed in Note 2(n), during fiscal 1996, the Company's ownership percentage fell below 50% and the Company began accounting for this investment using the equity method.

                      PURETEC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)

     f. In August 1994, the Company completed a transaction whereby it acquired a 49% interest in Les Plastiques Petco, Inc., a Canadian corporation ("Petco"). In consideration for this interest, the Company issued 183,191 shares of Common stock valued at $817 (and issued an additional 33,308 shares as the market price of the stock did not meet certain market price requirements), canceled $800 owed to the Company for equipment previously sold to Petco and its affiliate by the Company and agreed to provide additional equipment valued at $250. During fiscal 1995, the Company made an additional cash investment in Petco of $155. The Company and Petco also entered into a ten year supply agreement whereby Petco, in exchange for the cancellation of approximately $783 owed to the Company by a Petco affiliate, will make available to the Company at least six million pounds of post-consumer PET annually. Petco supplies post-consumer PET to the Company, and has installed a plastic recycling operation using the Pure Tech Process in its plant at Anjou, Quebec. The plant also produces sheet PET and began operation in early 1995. The Company accounts for this investment using the equity method.

     g. In August 1994, the Company completed a transaction whereby it acquired a 25% interest in Masplas International, Compose de Plastique Inc. a Canadian corporation ("Masplas") by converting $375 of a note receivable.

     The Company accounts for this investment using the equity method. Masplas is a recycler of post-consumer PET.

     The Company recorded an aggregate of approximately $3,700 of goodwill in connection with acquisitions during the year ended June 30, 1994.

4. INVENTORIES

     Inventories consist of the following:

                                        July 31,            July 31,
                                          1996                1995
                                        --------            --------
Raw materials & supplies                $ 16,028            $ 18,706
Recycled material                          1,944               1,848
Work-in-process                            2,074               2,980
Finished goods                            21,983              21,357
                                        --------            --------
                                        $ 41,403            $ 45,517
                                        ========            ========

5. PROPERTY, PLANT AND EQUIPMENT


        Property, plant and equipment, consists of the following:

                                         July 31,             July 31,
                                           1996                1995
                                        --------            --------
 Land and land improvements             $ 12,188            $  9,451
 Buildings and leasehold improvements     18,361              12,501
 Machinery and equipment                  68,891              43,879
 Furniture and fixtures                    2,727               1,147
 Construction in progress                  4,045               5,312
 Property under lease                      1,200               1,200
                                        --------            --------
                                         108,679              72,223
 Accumulated depreciation                (24,473)             (5,193)
                                        --------            --------
                                        $ 84,206            $ 67,030
                                        ========            ========

                      PURETEC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)

6.  INTANGIBLE ASSETS

    Intangible assets consist of the following:

                                        July 31,                July 31,
                                          1996                    1995
                                        --------                --------
Process technology                      $ 1,179                 $ 1,179
Customer list                               770                     770
Other                                       870                     870
                                        -------                 -------
                                          2,819                   2,819
Accumulated amortization                 (1,475)                   (692)
                                        -------                 -------
                                        $ 1,344                 $ 2,127
                                        =======                 =======

7. OTHER ASSETS

Other assets consist of the following:                        July 31,  July 31,
                                                                1996      1995
                                                              --------  --------
Debt issuance cost (net of accumulated amortization
   of $2,688 and $1,819 at July 31, 1996 and 1995,
   respectively)                                               $ 4,566   $ 4,808
Investments in equity affiliates (a)                             2,360     2,397
Other                                                            3,156     2,934

Notes receivable                                                 1,405     1,310
Notes and interest receivable (b)                                1,105     1,091
                                                               -------   -------
                                                               $12,592   $12,540
                                                               =======   =======

     (a) Represents value of equity investment in Masplas International, Petco and Evolutions.

     (b) The notes and interest receivable from current and former officers of $388 and $374 at July 31,1996 and 1995, respectively, are due on demand and bear interest at rates generally ranging from 75% of the prime rate to the prime rate of interest. These notes receivable relate primarily to the purchase of common and preferred stock of the predecessor of Ozite, unreimbursed moving expenses and a personal loan. In addition, a note and interest receivable of $717 is due from a stockholder of PureTec and a former director of Ozite.

8. SHORT-TERM BORROWINGS

     (a) Revolving Credit Advances:

     At July 31, 1996 and 1995, short-term borrowings include revolving credit advances of $14,138 and $26,494, respectively, under the Senior Loan Agreement, as restated, (the "Restated Agreement") of PST with a Commercial Lending Company ("CLC") which provides for revolving credit advances of up to $50,000 through July 31, 1997 and letters of credit of up to $1,000.

                      PURETEC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)


     The terms and covenants contained in the Restated Agreement provide that outstanding revolving credit advances shall not exceed $8,000 for 30 consecutive days during the period from July 1 to September 30 of each year, annual domestic capital expenditures are limited to $6,600 per year (exclusive of up to $1,000 of approved business acquisitions) and prospective interest rate relief (ranging from 0.25% to 0.50%) is possible if PST meets certain defined fixed coverage ratios. The Restated Agreement also contains covenants, the most restrictive of which are the maintenance of certain financial ratios, prohibition of the incurrence of additional indebtedness, the payment of dividends, and certain related party transactions. At July 31, 1996, the Company was not in compliance with certain of the covenants of the Restated Agreement for which waivers have been obtained. Borrowings under the Restated Agreement are secured by substantially all the domestic current assets of PST. Revolving credit advances under the Restated Agreement are based on eligible receivables and inventory.

     On July 31, 1995, PST further amended the Agreement with the CLC to, among other things, adjust certain ratios and to waive the provision that outstanding revolving credit advances shall not exceed $8,000 for the 30 consecutive days during the period from July 1 to September 30 for each year.

     Interest payments are due monthly, based on the amounts outstanding during the period. Revolving credit advances bear interest at 1-1/2% above the prime rate. As of July 31, 1996, the prime rate of interest was 8-1/4%. The Restated Agreement also requires PST to pay fees equal to 1/2% of the unused portion of the revolving credit advances.

     (b) Revolving Credit Facility:

     In connection with the acquisition from OxyChem, Burlington has entered into a Credit Agreement (the "Agreement") with a bank that includes a revolving credit facility for up to $5,500 based on specified levels of eligible inventory and accounts receivable. Interest on this facility, which expires on August 18, 2002, is the prime rate plus 1.25% and is due quarterly. The Agreement also contains a contingent fee agreement, payable annually, based on earning levels obtained. The Agreement has been amended by the Company and the bank to provide for certain developments at Burlington. At July 31, 1996, there was $2,193 outstanding under this facility.

     The Agreement contains certain covenants, the most restrictive of which pertain to the maintenance of certain financial ratios, prohibition of the incurrence of additional indebtedness, the payment of dividends, and certain related party transactions. Borrowings under the Agreement are secured by substantially all the assets of Burlington. As of July 31, 1996, Burlington was in compliance with the covenants of the Agreement, as amended.

     (c) Notes Payable:

     At July 31, 1995 amounts due under short-term borrowings also include the following:

     The Company had a line of credit with a bank aggregating $2,000 with interest at prime plus 1/2% with payments of interest only, due monthly. The line expired in April 1994 at which time the Company had an outstanding balance of $1,950. The bank had extended the maturity date of the balance to December 31, 1995 and increased the interest rate to prime plus 3/4%. The prime rate was 8-3/4% at July 31, 1995 and the outstanding balance was $450. The maturity date was subsequently re-extended (See Note 11 (f)). One of the Company's majority owned subsidiaries received a total of $770 in exchange for two demand notes. The notes bear interest at 12% and were secured by 350,000 shares of Pure Tech Common Stock held by the subsidiary (See Note 3(e)).

                      PURETEC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)


9. PLANT CLOSING COSTS

     In October 1993, the Company decided to consolidate its plastic recycling operations. In connection with this consolidation, the Company closed substantially all of its operations in Lawrence Township, New Jersey. Costs associated with the shut down of this facility consisted of labor during the phase-out period, rubbish removal and clean-up costs and associated overhead for the dismantling and moving of equipment as well as future rental costs under noncancellable operating leases. In July 1995, the Company adjusted the carrying value of all remaining assets to their net realizable value including writing-off $3,262 of costs associated with the Lawrence Township Plant which no longer have any value. In addition, in July 1995, the Company wrote off $210 of abandoned equipment relating to its old corporate office located at the Lawrence Township location as a result of its move to new quarters. At July 31, 1996, the Company has $430 accrued relating to the lease which expires on June 30, 1998.

     In July 1995, the Company wrote off equipment of $1,145 at its Springfield, Massachusetts plant related to the original wash system as the Plant was completely modified with an expansion of the "Pure Tech Process" system in fiscal 1995. The Company has no future plans for the old system, and was unsuccessful in attempts to sell the system.

     In fiscal 1996, the Company evaluated the operations of its Springfield plant and decided to close it. In connection with this plant closing, the Company ceased substantially all operations except for minor production and clean-up to be performed in fiscal 1997. The Company accrued for all costs associated with this shut down of the facility, which consisted of labor to finalize production of the inventory, clean-up costs, the breakdown of machinery and equipment, and future rental costs under a noncancellable operating lease. In July 1996, the Company adjusted the carrying value of all remaining assets to be disposed to their net realizable value. The total loss incurred on the shut down of the Springfield operations of $4,236 is shown on the consolidated statement of operations in the write-off of obsolete assets/facilities. At July 31, 1996, the Company held assets relating to this facility with a net realizable value of $1,910 and recorded accrued expenses of $2,387 relating to the estimated liabilities to be incurred in connection with the shut down.

     The above amounts include management's best estimates of the net realizable value of certain fixed assets to be retained by the Company and estimated expenditures to be incurred. The ultimate amounts could differ materially in the near term from the amounts assumed in arriving at the loss on the shut down of these facilities.

10. ACCRUED EXPENSES

        Accrued expenses consist of the following:

                                      July 31,  July 31,
                                        1996     1995
                                      --------  --------
Salaries and wages                    $ 6,714   $  6,570
Accrued interest                        3,317      4,147
Accrued expenses related to
    discontinued operations               566      4,651

Advertising and customer relations        259      2,791
Other(a)                               14,091      8,499
                                      -------   --------
                                      $24,947   $ 26,658
                                      =======   ========

     (a) Included in other in 1996 and 1995 is a $3,000 disputed note payable which arose in connection with Ozite's acquisition of Dalen Trading Co. ("Dalen") in 1987. The note payable and related accrued interest alleged to be due to Dalen's previous owner are currently in dispute and the subject of litigation since 1987 (See Note 22(b)).

                      PURETEC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)

11. LONG TERM DEBT

Long-term debt consists of the following:

                                                                       July 31,    July 31,
                                                                         1996        1995
                                                                       --------    --------
11-1/4% Senior Secured Notes due December 1, 2004 (a)
  (discounted at an estimated effective interest rate of 16%)           $117,017   $115,922
7% subordinated notes (principal amount of $3,750)
  issued in connection with the acquisition of Ozite (b) (discounted
  at an estimated effective interest rate of 16%) (See Note 1)             1,606      1,119
7-1/10% Foreign Term Loan payable in Belgian Francs, with quarterly interest payments, eight semi-annual principal payments of approxi-
  mately $550 and a balloon payment of $693 due on January 31,
  1997.  The loan is secured by a pledge of working capital and a
  lien on certain fixed assets of the Company's  foreign operations          693      2,012
Loan, bearing interest at 11%, payable in monthly installments
  of $35 including interest, due February, 1997                             --        1,122
Note payable, bearing interest at prime plus 2%, payable in monthly principal installments of $19 plus interest with a balloon
  payment of $489, due in May 1997                                          --          907
Note payable, bearing interest at 3%, payable in monthly
  installments of $10,  including interest, due September, 2002             --          800
Revolving loan due August, 1996 (c)                                         --        1,513
Term loan due April, 1996 (c)                                               --          324
Term loan (f)                                                              2,692       --
Mortgage payable, bearing interest at prime plus 1-1/2%,
  payable in monthly installments of $4, plus interest with a
  balloon payment of $322 due on January 24, 2000                            372        415
Equipment financing loans and other notes payable in monthly
  installments through 1997 at interest rates ranging from 6-3/4% to 16%     676      3,386
    6.10% Foreign Term Loan payable in Belgium Francs,

     with quarterly interest payments, and twenty semi-annual
     installments which commenced June 1996                                1,263       --
    9.93% Foreign Term Loan payable in Italian Lira,
     with quarterly interest payments, and ten semi-annual
     installments which commenced April 1996                                 956       --
    9.78% Foreign Term Loan payable in Italian Lira,
     with quarterly interest payments, and ten semi-annual
     installments which commence October 1996                              1,090       --
    Bank financing (d)                                                     4,911       --
    Occidental Chemical Corporation (e)                                    4,000       --
                                                                        --------   --------
                                                                         135,276    127,520
    Less current portion                                                   5,114      4,856
                                                                        --------   --------
                                                                        $130,162   $122,664
                                                                        ========   ========

     As described below, substantially all assets of the Company are pledged as security under outstanding debt agreements.

     a. In November 1993, PST issued $125,000 principal amount of Senior Secured Notes due 2003 (the "Senior Secured Notes"). Interest payments on the Senior Secured Notes, at a rate of 11-1/4% are payable semiannually and commenced June 1, 1994. In connection with the acquisition, the yield at July 31, 1995 based on market was 16% and has been used to value the debentures. For the year ended July 31, 1996, the Company recorded $1,095 in interest expense relating to the accretion of these notes.

                      PURETEC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)

     The Senior Secured Notes are senior secured obligations of PST, ranking pari passu in right of payment with all existing and future senior indebtedness of PST and senior to all subordinated indebtedness of PST, if any. The Senior Secured Notes are secured by substantially all real property, machinery, equipment, general intangibles and other intellectual property now owned or hereafter acquired by PST and by a pledge of all outstanding capital stock of Plastic Specialties and Technologies Investments, Inc. a wholly-owned subsidiary of PST. The indenture for the Senior Secured Notes contains covenants which restrict, among other matters, the ability of PST and its subsidiaries to incur additional indebtedness, pay dividends (except as described in the indenture), redeem capital stock, prepay subordinated indebtedness, create liens, dispose of certain assets, engage in sale and merger transactions, make contributions, loans or advances and enter into transactions with affiliates. At July 31, 1996, PST is unable to pay dividends.

     b. For the year ended July 31, 1996, the Company recorded $221 in interest expense relating to the accretion of these notes.


     c. Styrex, an operating subsidiary of the Company, maintained an Accounts Receivable Financing and Security Agreement (the "Financing Agreement") with a bank. The Financing Agreement, as amended on November 9, 1995, expired on August 1, 1996 and provided for a $9,000 revolving credit facility, including a $2,500 term loan.

     As part of the borrowings under the Financing Agreement, Styrex borrowed $2,500 under the Term Loan provision of the Financing Agreement. Interest payable on outstanding borrowings was at the prime rate (as publicly announced by Philadelphia National Bank) plus 2.5%. Outstanding borrowings were payable in 59 monthly installments of $42, commencing July 31, 1991 with the last installment in the amount of the entire unpaid principal balance (See (f) below).

     d. The Agreement contains a $5,500 term loan payable in 28 quarterly installments of approximately $196 plus interest accrued at the prime rate plus
1.25 % commencing October 31, 1995. In addition, the Company is required to make yearly mandatory cash flow prepayments, as defined in the Agreement. The loan is secured by the property, plant, and equipment acquired from OxyChem.

     e. Interest on this subordinated term loan, which matures on August 1, 2005, is the prime rate. This loan is due to be repaid in equal quarterly payments of approximately $143 plus accrued interest beginning November 1, 1998. In addition, following the repayment in full of the term loan due under the Agreement, the Company is required to make additional mandatory prepayments as defined in the loan agreement. This loan is guaranteed by Ozite and PureTec Plastics, subsidiaries of PureTec.

     f. In February 1996, Styrex and PureTech Plastics, Inc. and subsidiaries ("PTP") entered into a Loan and Security Agreement with a bank ("Styrex/PTP Loan") providing an aggregate revolving credit line of $7,500 and an aggregate term loan of $5,000. The proceeds of the loan were used to pay off existing debt. The Styrex/PTP Loan was secured by all unencumbered assets of Styrex and PTP. As of July 31, 1996, there was $3,839 outstanding under the revolving credit line (included in short-term borrowings) and $2,692 outstanding under the term loan. As of July 31, 1996, there were certain defaults under the Styrex/PTP Loan that had not been waived by the bank and therefore all amounts due thereunder have been classified as current. In connection with the sale of PTP to PST in September 1996 (see Note 20), the Company repaid the amounts outstanding at that time relating to PTP. Styrex subsequently paid off its loans to the bank on November 11, 1996 when it signed a new Loan and Security Agreement (the "Styrex Loan Agreement") with a Finance Company for a period of three years. The Styrex Loan Agreement provides for a term loan and revolving loans up to a maximum of $6,000 and letters of credit of up to $1,000 and is secured by all of the assets of Styrex. Advances under the agreement bear interest at the rate of prime plus 1 1/2%. The initial term loan of $1,360 has scheduled repayments of $23 per month beginning December 1, 1996.

                      PURETEC CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)


    Maturities of long-term debt are as follows:

                  Years Ending
                     July 31,
               -------------------
               1997          5,114
               1998          1,740
               1999          2,062
               2000          2,389
               2001          1,937
         Thereafter        122,034
                          --------
                          $135,276
                          ========

12. INCOME TAXES

     The provision for income taxes from continuing operations consists of the following:

                                                         Year Ended
                                        ---------------------------------------------
                                        July 31, 1996   July 31, 1995   June 30, 1994
                                        -------------   -------------   -------------
     Current Tax Provision (Benefit)
            Federal                         $ ---         $ ---             $(789)
            Foreign                         2,269           ---               ---
            State                             288           ---              (249)
                                            -----         -----            ------
                                            2,557           ---            (1,038)
                                            -----         -----            ------

     Deferred  Tax Provision (Benefit)
            Federal                           ---          (297)              374
            Foreign                            80           ---                --
            State                             ---           (52)               48
                                            -----         -----            ------
                                               80          (349)              422
                                            -----         -----            ------
     Total                                 $2,637         $(349)            $(616)
                                           ======         =====             =====

     The Company's tax provision for the year ended July 31, 1996 is primarily due to the Company's foreign operations. The Company's tax provision (benefit) for the year ended July 31, 1995 reflects the reduction in previously recorded temporary differences in 1995 and anticipated refunds in 1994. The tax provision does not reflect the expected 34% benefit based on existing Federal tax rates due to the sizable operating losses experienced in its domestic operations. The Company has not anticipated the tax benefits of such losses as it is more likely than not that such deferred tax asset would not be realizable at this time.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and operating loss carryforwards.

     The net effects of temporary differences that give rise to significant portions of deferred tax liability at July 31, 1996 and 1995 are as follows:

                      PURETEC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)

                                                           Years Ended
                                                  July 31, 1996    July 31, 1995
                                                  -------------    -------------
Deferred tax assets:

Net operating loss carryforward                       $31,363           $31,220
Allowance for doubtful accounts receivable                200             1,077
Difference between book and tax basis of
 investments in affiliates                               --               5,040
Capitalization of inventory costs                         421               470
Pension liability                                         570               677
Employee benefits liabilities                           2,218              --
Expenses not currently deductible                       2,044              --
                                                      -------           -------

Total deferred tax assets                              36,816            38,484
                                                      -------           -------

Deferred tax liabilities:

Difference between book and tax basis
 of property and equipment                            (11,531)          (11,607)
Discount                                               (3,193)           (3,617)
 Other                                                   --                (511)
                                                      -------           -------
Total deferred tax liabilities                        (14,724)          (15,735)
Less: Valuation allowance                             (23,372)          (23,949)
                                                      -------           -------

 Net deferred tax liability                           $(1,280)          $(1,200)
                                                      =======           =======

     The deferred net tax assets have been subjected to a valuation allowance except for the net deferred income tax liability as of July 31, 1996 of $1,280 which relates primarily to income taxes in foreign jurisdictions which can not be offset against U.S. income taxes. The valuation allowance has changed in the current year due to revisions of previously estimated amounts in 1995 as the result of the filing of the federal returns for 1995 and 1994 by the Company. The temporary difference between 1996 book basis and tax basis of investments in affiliates was significantly reduced due to a dividend at the subsidiary level using such investment. The net operating losses are subject to matters discussed below and are subject to change due to the restructuring occurring at the corporate subsidiary level, as well as adjustment for the timing of inclusion of expenses and losses in the federal returns as compared to amounts included for financial statement purposes.

                      PURETEC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)

Net Operating Losses

     The Company and its U.S. subsidiaries will file a consolidated tax return for the year ended July 31, 1996. The net operating loss ("NOL") carryforwards involve complex issues of federal tax law and are subject to various limitations as follows:

           $59,500 Subject to IRC Section 382 annual limitation of approximately $3,900; this includes $4,700 of losses incurred prior to 1992 which are subject to additional limitations. Approximately $10,000 - $18,000 of these losses were incurred after the IRC Section 382 change of ownership occurred and are not subject to Section 382 limitations; Expire 2001-2010.

           $23,300 Subject to IRC Section 382 annual limitation of approximately $3,400, Separate Return Limitation Year ("SRLY") as to Ozite Corporation; Expire 1997-2005.


           $ 3,900 Subject to IRC Section 382 annual limitation of approximately $3,400. (This is part of, and not in addition to $3,400 IRC Section 382 limitation discussed immediately above). SRLY as to Ozite and Subs.; Expires 2009.


     To the extent the Ozite amounts of NOL's are subsequently recognized, they will cause changes in the goodwill arising from the transaction. Such temporary differences do not include deferred income taxes on undistributed earnings of approximately $21,890 of Ozite's foreign subsidiaries as the Company has the ability and intent to permanently reinvest such earnings.

     See Note 22(b) for a discussion of Ozite's Belgian subsidiary income tax assessment.

13. STOCKHOLDERS' EQUITY

     a. Capitalization

     The Company's authorized capital consists of 50,000,000 shares of common stock, $.01 par value and 1,000,000 shares of preferred stock, $.01 value.

     The holders of the Company's common stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. The holders of the Company's common stock have no cumulative voting rights in the election of directors. Subject to the prior rights of the holders of the Company's preferred stock, all holders of common stock are entitled to share equally in dividends from sources available therefore when, as and if declared by the Board of Directors, and upon liquidation or dissolution of the Company, whether voluntary or involuntary, to share equally in the assets of the Company available for distribution to stockholders. Stockholders have no preemptive rights. There is no cumulative voting, redemption right or right of conversion in existence with respect to the common stock. All outstanding shares issued are fully paid and non-assessable and legally issued. The Board of Directors is authorized to issue additional common stock within the limits authorized by the Company's charter and without stockholder action.

                      PURETEC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)

     The authorized shares of Preferred Stock, $.01 par value, are issuable at any time and from time to time, by action of the Board of Directors without further authorization from the stockholders, except as otherwise required by applicable law or regulations, to such persons and for such consideration (but not less than the par value thereof) as the Board of Directors determines. The Board of Directors can fix the exact terms of each series of preferred stock, including number of shares, designation, preferences, privileges, restriction and rights with respect to dividends, conversion, voting, redemption and other matters, at or before the time such series is to be sold or issued based upon factors such as market conditions and negotiations with respective purchasers existing at that time. There were 5,000 shares of Preferred Stock to be issued which were considered outstanding at July 31, 1995 in connection with the Ozite Merger. Such shares were issued in fiscal 1996.


     Effective as of July 31, 1996, the holders of the Preferred Stock entered into an agreement with the Company to convert such shares into 1,606,688 shares of common stock of the Company (the "Exchange Agreement"). The exchange rate of this conversion was 321.3368 shares of common stock for each preferred share, with fractional shares rounded up to the next whole share. Of the total shares issued, 50%, or 803,344, were delivered to the holders of the Preferred Stock and are restricted from sale until October 1, 2001 (the "Exchange Shares"). The remaining 50% were delivered to an escrow agent pending release as described below (the "Escrow Shares").

     The Company is party to certain litigation (See Note 22 (b)). Under the terms of the Exchange Agreement, Escrow Shares will be released back to the Company if such specified litigation is settled prior to July 31, 2001 in excess of amounts defined in the Exchange Agreement. The shares released to the Company will be based on an exchange price of $3.2016 per share or the then market price of the common stock, whichever is greater. If the incremental cost to the Company exceeds the released value of the Escrow Shares, the Company will obtain Exchange Shares, valued as indicated above, for the cost of the settlement in excess of the released value of the Escrow Shares. Escrow Shares not released to the Company as indicated above by July 31, 2001, will then be released to the holders of the Preferred Stock. The Exchange and Escrow Shares must be registered within 180 days of the settlement of the specified litigation or July 31, 2001, whichever occurs first.

     The Exchange Shares have been valued by the Company at the date of conversion at the five day trailing market price of the Company's common stock. The Escrow Shares have been valued based on such price, less a liquidity discount due to the nature of such shares. The total value of the Exchange and Escrow Shares approximated the value of the Preferred Stock on the date of conversion, July 31, 1996. Therefore, the above transaction has had no effect on the net equity position of the Company.

b. Escrow Agreement

     Pursuant to an escrow agreement, the previous Class A common stockholders placed an aggregate of 1,680,000 of the total 2,080,000 issued and outstanding shares of $.05 par value Class A common stock into escrow. The shares held in escrow would have been released if, during the year ended December 31, 1993, the Company attained certain earnings levels. Since these levels were not attained, the escrow shares were contributed to the capital of the Company on May 31, 1994. Holders of escrow shares under this agreement were not entitled to voting or dividend rights. As described in Note 22 (b), certain holders of shares in escrow are involved in litigation with the Company.

c. Stock Issuances

(i) Private Placements

     Common Stock:

        In May and June 1994, the Company issued an aggregate of 800,000 shares of common stock under two private placements. Proceeds from these placements aggregated $4,326.

                      PURETEC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)

     During the period from December 1993 to June 1994, the Company issued an aggregate of 2,635,000 shares of common stock under three private placements made entirely to foreign persons and companies under Regulation S of the Securities Act of 1933. Net proceeds from these placements aggregated $14,773.

     During the period from October 1994 to July 1995, the Company issued an aggregate of 3,332,737 shares of common stock under three private placements made entirely to foreign persons and companies under Regulation S of the Securities Act of 1933. Net proceeds from these placements aggregated $13,160 before expenses.

     In January 1996, the Company made a private placement of 250,000 shares of common stock for proceeds of $500. In March, the Company made an additional private placement of 250,000 shares of common stock for proceeds of $500. In both cases, the proceeds were used to reduce outstanding debt. In addition, Evolutions sold 202,500 shares of the Company's Common Stock for $487. (See Note 3(e)). This sale resulted in an increase in paid in capital of $485.

     Convertible Debentures:

     During the period from February 1995 to June 1995, the Company received $8,371 and, in exchange, issued Convertible Debentures in the same amount. The debentures matured at various times from December 1, 1995 to February 1996 and bore interest at 3% per annum. The holders of the debentures were entitled, at their option, at any time after a three month holding period, to convert the principal amount, or any portion of the debenture, into shares of common stock of the Company at 80% of the market price of the Company's common stock. As of July 31, 1995, debentures in the amount of $7,371 were converted into 1,714,780 shares of the Company's common stock. In August 1995, the remaining $1,000 was converted into 227,273 shares of common stock.

(ii) Other Issuances

     In August 1993, the Company issued 90,910 shares of common stock for services rendered in connection with obtaining a supply contract.

     In April 1994, the Company issued 120,000 shares of common stock and 100,000 warrants in satisfaction of future rental obligations. The shares had a value of approximately $700.

     During September 1993 and April 1994, the Company issued an aggregate of 18,000 shares of common stock with a value of approximately $185 for legal and other services rendered to the Company.

     During the year ended June 30, 1994, the Company issued 37,000 shares of common stock to vendors in satisfaction of amounts due of approximately $213. No gain or loss was recognized for this transaction as the fair market value of the stock approximated the amount of the liability on the date of the transaction.

     In August 1994, the Company issued 183,191 shares of Common Stock valued at $817 for a 49% interest in Petco, a Canadian Corporation. In accordance with the contract, the Company issued an additional 33,308 shares in fiscal 1996 (See
Note 3 (f)).

     In March 1995, the Company acquired an additional interest in Evolutions for 350,000 shares of Common Stock. (See Note 3 (e) and above). Of the shares issued, 147,500 are still held by Evolutions and are considered as Treasury shares for financial statements purposes.

     The Company issued 113,890 shares of Common Stock as the result of a settlement of a lawsuit in October 1995. The value of the shares approximated $438 at such date and has been charged to expense in 1995.

     During fiscal 1996, the Company issued securities as described in the Statement of Stockholders' Equity.

                      PURETEC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)

     d. Stock Option Plans

     The Company had a non-qualified stock option plan (the "1991 Plan") which covered 200,000 shares of the Company's common stock, pursuant to which officers and employees of the Company, as well as other persons who rendered services to or were otherwise associated with the Company, were eligible to receive options. There was no minimum limitation as to the number of shares which could be subject to options granted to one person. Each option could be exercised for a period of not more than ten years after the date of grant or until the expiration of the plan, whichever occurred first. The 1991 Plan permitted the Board to grant non-qualified options with an exercise price of not less than 85% of the fair market value of the common stock; all other options had to be 100% of the fair market value. At July 31, 1995, there were options to acquire 92,500 shares of the Company's common stock outstanding from the 1991 Plan, at exercise prices ranging from $2.03 to $6.88 per share. All of these options have been transferred to the 1995 stock option plan (see below).

     During 1993, the Company adopted a stock option plan (the "1993 Plan") which covered 1,000,000 shares of the Company's common stock, pursuant to which officers, directors, employees and consultants were eligible to receive options. The options issued under this plan may be Incentive Stock Options ("ISOs") or non-statutory options. No options could be granted after December 31, 2002. Each option could be exercised for a period of not more than ten years after the date of grant or until the expiration of the plan, whichever occurred first. The option price could not be less than fair market value for ISOs and 85% of fair market value for non-statutory options. At July 31, 1995, there were options to acquire 975,866 shares of the Company's common stock outstanding from the 1993 Plan, at exercise prices ranging from $2.03 to $7.50 per share. All of these options have been transferred to the 1995 stock option plan (see below).

     As part of the Merger, the Company has adopted a stock option plan (the "1995 Plan") covering 5,000,000 shares of the Company's common stock, par value $.01, pursuant to which officers, directors, employees and consultants are eligible to receive options. The options issued under this plan may be Incentive Stock Options ("ISOs") or non-statutory options. No options may be granted after December 31, 2002. Each option granted under the 1995 Plan may be exercised for a period of not more than ten years after the date of grant, or until the expiration of the plan, whichever occurs first. The option price must not be less than fair market value for ISOs and 85% of fair market value for non-statutory options. Pursuant to the Merger, all outstanding options under the Company's 1991 Plan and 1993 Plan have been transferred to the Company's 1995 Plan. In total, options to acquire 1,068,366 shares of Company common stock have been transferred, at the original exercise prices ranging from $2.03 to $7.50 per share.

     In March 1995, the Company reclassified options to acquire 154,571 shares of common stock as "plan" options. These options have exercise prices ranging from $2.03 to $7.50.

     In fiscal 1996, the Company issued 1,236,500 plan options at an exercise price of $3.00 per share and 300,000 plan options with an exercise price of $4.25.

     The following table summarizes the status of stock options outstanding under the Company's option plans:

                                              Number                Option
                                             of Shares              Prices
                                             ---------              ------
          Outstanding, July 1, 1993          519,971           $ 2.03  - $ 13.75
          Granted                            280,500                        6.88
          Exercised and canceled             (90,067)            2.03  -   11.88
                                             -------
          Outstanding, June 30, 1994         710,404             2.03  -   13.75
          Granted                            427,000             5.50  -    6.88
          Reclassified                       154,571             2.03  -    7.50
          Exercised and canceled            (223,609)            3.44  -   13.75
                                           --------
          Outstanding, July 31, 1995       1,068,366             2.03  -   13.75
          Granted                          1,536,500             3.00  -    4.25
          Canceled                           (20,000)            5.62  -    6.88
                                          ----------
          Outstanding, July 31, 1996       2,584,866           $ 2.03  - $ 13.75
                                           =========

                      PURETEC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)

     At July 31, 1996, approximately 923,000 options were fully vested and exercisable at prices ranging from $2.03 to $13.75.

     The terms of the above grant transactions did not result in any compensation cost, as the exercise prices exceeded the fair market value of the stock on the dates of grant (See Note 2 (m)).

     e. Stock Warrants/Options

     The following transactions occurred outside of the Company's stock option plans:

     In August 1994, the Company issued non-plan options to acquire 100,000 shares of common stock. These options have an exercise price of $6.88.

     In January 1995, the Company issued non-plan options to acquire 685,000 shares of common stock. These options have exercise prices ranging between $5.50 and $5.62.

     In March 1995, the Company reclassified non-plan options to acquire 154,571 shares of common stock as "plan" options. These options have exercise prices ranging from $2.03 to $7.50.

     The above transactions did not result in any compensation cost or expenses, as the exercise prices equaled or exceeded the fair market value of the stock. In the case of the reclassified options, the exercise price at the time of original issue equaled or exceeded the fair market value of the stock ( See Note 2 (m)).

     In December 1994, the Company entered into a settlement of certain litigation which provides for the issuance of 450,000 warrants to acquire the Company's common stock at an exercise price of $4.61 per share (See Note 22
(b)).

     The following table summarizes the status of stock options and warrants outstanding outside of the Company's option plan:

                                                                  Options/
                                           Number                  Warrant
                                          of Shares                Prices
                                          ---------                ------
        Outstanding, July 1, 1993           659,000          $  2.03   - $ 7.50
        Granted                             252,000            10.50   -  22.00
        Exercised                          (390,000)            3.50   -   7.50
                                          ---------
        Outstanding, June 30, 1994          521,000             2.03   -  22.00
        Granted                           1,235,000             4.64   -   6.88
        Reclassified                       (154,571)            2.03   -   7.50
        Exercised and canceled              (32,985)                       7.50

                                          ----------
        Outstanding, July 31, 1995        1,568,444             2.03   -  22.00
        Canceled                           (200,000)                       5.50
                                          ---------
        Outstanding July 31, 1996         1,368,444           $ 4.25   - $22.00
                                          =========

     At July 31, 1996, all of the stock options/warrants outstanding outside of the Company's option plan were exercisable.

     f. Preferred Stock

     The holders of previously outstanding convertible Class A preferred stock waived their right to dividends for the years ended June 30, 1994 and 1993. On June 17, 1994 the holders converted their shares into common stock.

                      PURETEC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)

     g. Treasury Stock

     On May 26, 1994, the Company received 8,173 shares of its own stock from two employees in settlement of a receivable held by the Company's subsidiary valued at $46. In July 1995, the Company canceled the treasury stock and offset the amount against Capital.

14.  INCOME/(LOSS) PER SHARE

     Net loss per share for the years ended July 31, 1996, July 31, 1995, the one month ended July 31, 1994 and the year ended June 30, 1994 was computed using the weighted average number of shares outstanding during the period. The effects on loss per share resulting from the assumed exercise of stock options and warrants are anti-dilutive and, therefore, not included in the calculations.

     Fully diluted earnings per share are not shown because the effect of any contingently issuable shares are anti-dilutive.

     The earnings per share computation for the year ended June 30, 1994 gives no effect to the Class A preferred stock dividends, which had been waived by the shareholders (See Note 13(f)). Had the shareholders not waived the dividends for that year, earnings (loss) per share to common shareholders would have been as follows:

                                                         Year Ended
                                                        June 30, 1994
                                                        -------------
Primary:
        From continuing operations                          $(1.78)
        From discontinued operations                         (2.25)

        From accounting change                                 .02
                                                            ------
        Net loss                                            $(4.01)
                                                            ======

15. RETIREMENT PLANS

     (a) PST Pension Plan:

     PST maintains a noncontributory defined benefit pension plan. The plan covers substantially all employees of PST and substantially all salaried employees of Burlington who are not covered by a collective bargaining agreement, who have completed one year of service and are not participants in any other pension plan. The funding policy of the Company is to make contributions to the plan based on actuarial computations of the minimum required contribution for the plan year. The plan's assets are invested primarily in the Master Trust Fund of PST in accordance with the investment agreements of the plan. The July 31, 1995 information provided is that of the plan status as no expense has been charged to operations for the Company prior to the Merger.

                      PURETEC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)



    Net pension costs consist of the following:       Year Ended
                                                     July 31,1996
                                                     ------------

    Service cost                                       $ 647
    Interest cost on projected benefit obligation        542
    Actual return on plan assets                        (557)
    Net amortization and deferrals                        88
                                                        ----
                                                        $720
                                                        ====

    The funded status of the Plan is as follows:
                                                       July 31,        July 31,
                                                         1996            1995
                                                       -------         --------
    Vested benefit obligation                          $(5,831)        $(5,098)
                                                       =======         =======

    Accumulated benefit obligation                     $ 6,089         $(5,345)
                                                       =======         =======

    Projected benefit obligation                       $(7,807)        $(7,047)

    Plan assets at fair value                            6,029           5,003
                                                       -------         -------
      Projected benefit obligation in
        excess of plan assets                           (1,778)         (2,044)
    Unrecognized net loss                                 (415)           --
    Less unrecognized actuarial gains and
      losses and prior service costs attributable
      to minority interest in PST                          295             352
                                                       -------         -------
    Accrued pension obligation                         $(1,898)        $(1,692)
                                                       =======         =======

    The expected long-term rate of return on plan assets of the plan was 9% for all periods presented and the discount rate was 8% at July 31, 1996 and 1995.

    (b) Burlington Hourly Pension Plan:

    Burlington has a noncontributory defined benefit pension plan that covers substantially all hourly compensated employees covered by a collective bargaining agreement, who have completed one year of service. The funding policy of the Company is to make contributions to this plan based on actuarial computations of the minimum required contribution for the plan year. The plan's assets are invested primarily in the Master Trust Fund of PST. Net pension costs consist of the following:

                      PURETEC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)


                                                                   Year ended
                                                                July 31, 1996
                                                                -------------

Service cost                                                          $   108
Interest cost on projected benefit obligation                             278
Actual return on plan assets                                             (165)
Net amortization and deferrals                                           (104)
                                                                      -------
                                                                      $   117
                                                                      =======
The funded status of the plan is as follows:

                                                                July 31, 1996
                                                                -------------

Vested benefit obligation                                             $(3,682)
                                                                      =======


Accumulated benefit obligation                                        $(3,888)
                                                                      =======
Projected benefit obligation                                          $(3,888)
Plan assets at fair value                                               3,222
                                                                      -------
Projected benefit obligation in excess of plan assets                    (666)
Unrecognized net loss                                                     180
Adjustment to recognize minimum required liability                       (180)
                                                                      -------
Accrued pension costs                                                 $  (666)
                                                                      =======

The expected long-term rate of return on plan assets was 9% for the period and the discount rate was 8% for the year ended July 31, 1996.

(c) Other Postretirement Benefit Obligation:

In addition to providing pension benefits, the company also sponsors the Burlington Retiree Welfare Plan, which provides certain health care benefits for retired employees who were employed on an hourly basis and covered under a collective bargaining agreement. Employees and their families become eligible for these benefits after the employee completes five years of service, if retiring at age fifty-five, or at age sixty-five, the normal retirement age. Postretirement health care benefits paid during the year ended July 31, 1996 amounted to approximately $110. Net periodic postretirement benefit cost for 1996 was $513 and was comprised of $123 of service cost and $390 of interest cost.

The funded status of the plan is as follows:

                                                               Year Ended
                                                            July 31, 1996
                                                            -------------
    Accumulated postretirement benefit obligation
        Retirees                                                  $(1,511)
        Fully eligible active plan participants                    (2,135)
        Other active participants                                  (1,672)
                                                                ----------

        Accrued postretirement benefit costs                      $(5,318)
                                                                ==========

                      PURETEC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)

     The accumulated postretirement benefit obligation was determined using an 8% discount rate for the year ended July 31, 1996. The health care cost trend rate for medical benefits was assumed to be 8% for 1996, gradually declining until it reaches a constant annual rate of 5% in 2002. The health care cost trend rate assumption has a significant effect on the amounts reported. A 1% increase in health care trend rate would increase the accumulated postretirement benefit obligation by $777 and increase the service and interest components by $84 at July 31, 1996.

     (d) Savings Plans:

     Additionally, PST has a savings plan for all non-collective bargaining employees whereby PST will match each employee's contribution up to 2% of the employee's earnings. The plan is also made available the PST affiliates who bear their respective costs. Such contribution amounted to approximately $505 for the year ended July 31, 1996.

     The company has made contributions to multi-employer pension plans in the amount of approximately $41 for the year ended July 31, 1996.

     Burlington employees who are covered under a collective bargaining agreement participate in the Pure Tech International, Inc. Savings and Investment Plan for Hourly Employees at Burlington, New Jersey. The Participate Company will match each employee's contribution up to 50% of the contributions not in excess of 6% of the employee's compensation. Such contribution amounted to approximately $96 for the year ended July 31, 1996

     (e) Styrex:

     Styrex maintained a profit sharing retirement plan (the "Plan") for the benefit of its employees. Employees with one year of service were eligible to participate. The amount of Styrex's annual profit sharing contribution was discretionary, and it was Styrex's policy to fund accrued profit sharing expense currently. No contribution was made to the Plan for the years ended July 31, 1995, or June 30, 1994.

     During the year ended July 31, 1995, the Company filed for the formal termination of the Plan with the Internal Revenue Service and received an acknowledgment of termination letter dated January 30, 1996. In the event of a termination, funds already contributed could not be diverted for any purpose other than the exclusive benefit of the employees and their beneficiaries, and all rights under the Plan would vest immediately in accordance with the participants' interest thereunder.

     The Plan had invested substantially all of its assets in securities and debt instruments of two companies affiliated with a pre-acquisition shareholder of Styrex. In connection with the Styrex acquisition, the Plan exchanged these securities and debt instruments for approximately $100 cash and unregistered securities in a publicly traded company affiliated with a former shareholder of Styrex. During November 1993 and July 1994, the Plan liquidated substantially all of the unregistered securities for approximately $1,060. These funds are being held for future distribution.

16. SEGMENT INFORMATION

     The Company (prior to the acquisition of Ozite) operated domestically in two industry segments, recycling and plastic injection molding. The recycling segment consisted of the operating of material recovery facilities and the recycling of plastics and some aluminum. The injection molding segment manufacturers custom designed parts and sub-assemblies. Commencing as of July 31, 1995, the Company had added Plastics and Non-woven textiles as a result of the Ozite Merger (See Note 1).

                      PURETEC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)

     In the current year, the Company has changed its method of reporting these newly acquired segments to separate its previously reported domestic plastics business into the products and materials segments. The plastic products segment principally produces lawn and garden hose, medical tubing and specialty tubing and gaskets. The plastics materials segment principally produces recycled and general purpose plastics and medical grade vinyl compounds. The plastic products segment has operations in the United States, Europe and Canada (Canadian operations commencing in 1996, which are included in the domestic amounts below). The plastic materials segment operates principally in the United States. Financial information concerning the Company's business segments and the geographic areas in which it operates is as follows:

                                                                                     Years ended
                                                         June 30, 1994              June 30, 1995         July 31, 1996
                                                         -------------              -------------         -------------
Net Sales:
    Plastic Products:
            Domestic                                       $    --                    $   --                 $152,352
            Europe                                              --                        --                   34,158
    Plastic Material                                            --                        --                  142,314
    Recycling                                                22,447                     31,237                 34,772
    Injection molding                                        26,143                     21,713                 17,979
    Corporate & Elimination                                     --                        --                  (36,728)
                                                            -------                   --------               --------
Total Net Sales                                            $ 45,590                   $ 52,950               $344,847
                                                            =======                   ========               ========
Operating income (loss):
    Plastic Products:
            Domestic                                       $    --                    $   --                 $ 19,366
            Europe                                              --                        --                    6,375
    Plastic Material                                            --                        --                    5,907
    Recycling                                                (9,615)                      (482)                (5,491)
    Injection molding                                          (876)                    (4,201)                  (149)
    Corporate & Elimination                                  (4,004)                    (7,304)                (5,688)
                                                            -------                   --------               --------
Total Operating Income (Loss)                              $(14,495)                  $(11,987)              $ 20,318

                                                            =======                   ========               ========
Depreciation and Amortization:
    Plastic Products:
            Domestic                                       $    --                    $   --                 $  3,563
            Europe                                              --                        --                    1,131
    Plastic Material                                            --                        --                    3,276
    Recycling                                                 2,998                      2,473                  1,263
    Injection molding                                         1,361                      1,291                  1,123
    Corporate & Elimination                                      47                        388                  4,194
                                                            -------                   --------               --------
Total Depreciation & Amortization                          $  4,406                   $  4,152               $ 14,550
                                                            =======                   ========               ========
Cumulative effect of change in accounting for income taxes:
    Plastic Products:
            Domestic                                       $    --                    $   --                 $   --
            Europe                                              --                        --                     --
    Plastic Material                                            --                        --                     --
    Recycling                                                   122                       --                     --
    Injection molding                                           --                        --                     --
    Discontinued Operations                                      28                       --                     --
    Corporate & Elimination                                     --                        --                     --
                                                            -------                   --------               --------
Total Change in Accounting Principle                       $    150                   $   --                 $   --
                                                            =======                   ========               ========
Capital expenditures
    Plastic Products & Material:
            Domestic                                       $    --                    $   --                 $  2,440
            Europe                                              --                        --                    3,804
    Plastic Material                                            --                        --                    1,726
    Recycling                                                 2,930                      2,727                    916
    Injection molding                                         1,176                        216                    262
    Corporate & Elimination                                      49                       --                      411
                                                            -------                   --------               --------
Total Capital Expenditures                                 $  4,155                   $  2,943               $  9,559
                                                            =======                   ========               ========
Identifiable Assets
    Plastic Products & Material:
            Domestic                                       $    --                    $134,147               $135,096
            Europe                                              --                      36,667                 37,907
    Plastic Material                                            --                      73,708                 85,900
    Recycling                                                23,361                     27,998                 19,520
    Injection molding                                        16,975                      7,409                  8,251
    Corporate & Elimination                                  16,106                     10,192                  9,067
                                                            -------                   --------               --------
Total Identifiable Assets                                  $ 56,442                   $290,121               $295,740
                                                            =======                   ========               ========

                      PURETEC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)

     Operating income (loss) is total sales less cost of goods sold and operating expenses of each segment before deductions for general corporate expenses not directly related to an individual segment. In computing operating income (loss), none of the following items have been added or deducted: interest expense, income taxes (benefit), loss from discontinued operations and the cumulative effect of the change in accounting principles for income taxes. Identifiable assets by industry are those assets that are used in the Company's operation in each industry segment, including assigned value of goodwill. Corporate identifiable assets consist primarily of cash, prepaid expenses, fixed assets and deferred debt costs offset by the elimination of intersegment profit in ending inventories

17. FOURTH QUARTER ADJUSTMENTS

     During the fourth quarter of 1996, the Company recorded certain adjustments aggregating approximately $7,194. These adjustments related to the shut down of the Springfield location ($4,236), losses recorded in connection with equity investments ($1,188), the final exit of the Ozite Mfg. location ($570) and the decision to dispose of the MCR operations ($400). In addition to the above, certain adjustments were recorded at Burlington in the fourth quarter ($800) that related to operations throughout the year. It cannot be specifically determined what quarters in the year these amounts relate to.

     During the fourth quarter of 1995, the Company recorded certain adjustments aggregating approximately $11,110. These adjustments were related to the write-off of obsolete equipment ($4,617) and the write-off of intangibles ($6,493). The write-off of intangibles included $3,707 related to Styrex.

     During the fourth quarter of 1994, the Company recorded certain adjustments aggregating approximately $5,400. These adjustments were primarily related to changes in accounting estimates ($2,832) and accounting for business combinations ($1,325). Of this amount, approximately $2,700 cannot reasonably be allocated to earlier quarters and $400, $600 and $1,700 are allocable to the first, second and third quarters, respectively.

18. DISCONTINUED OPERATIONS:

     On May 7, 1994, the Company adopted a plan to discontinue its glass and metal recycling and material recovery facility ("MRF") operations. During May 1994, the Company signed a letter of intent to sell the glass operations, however, the transaction was terminated in June 1994. At June 30, 1994, the estimated loss on the disposal of the glass and metal recycling and MRF operations represents the then estimated loss on the disposal of the assets ($9,100) and a provision of $3,100 for expected operating losses during the phase-out period from May 7, 1994 through December 31, 1994. Approximately $1,100 of the expected operating loss was incurred in the year ended June 30, 1994.

     During 1995, the Company was able to arrange for the disposal of the various operations as described below. Due to the extended time to dispose of the operations, the actual loss on the disposal of the glass and metal recycling and MRF operations increased $2,000 in 1995 to a total loss on the disposal of the assets of $11,100, and increased $3,060 in 1995 to a total of $6,160 for operating losses during the phase-out period from May 7, 1994 through June 30, 1995.

     Operating results of the glass and metal recycling and MRF operations for the period July 1, 1993 through May 7, 1994 are shown separately in the accompanying statement of operations.

     In April 1995, the Company completed the sale of its Connecticut glass recycling operations to Nutmeg Recycling LLC, a subsidiary of Hudson Baylor Inc. As part of the sale, the Company entered into a long-term agreement whereby the Company will have right of first refusal to purchase, at market price, PET plastic generated at the Connecticut facility. The Company sustained an approximate $452 loss on the sale which was applied against the reserve set up in June 1994. In addition, the Company did not realize any proceeds after settling all of its secured and unsecured obligations.

                      PURETEC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)

     In April 1995, the Company leased its Newark, New Jersey glass processing and MFR facilities to Automated Recycling Technologies, Inc. ("ARTS") for an initial period of two years. At the conclusion of the initial two-year period, ARTS will have the right, at its option, to extend the lease agreement for eight consecutive one-year periods. As part of the lease agreements, ARTS will offer to the Company, but the Company is not required to purchase, all plastic PET containers generated by the continuing operation of the Newark MFR.

     In June 1995, the Company completed the sale of the assets of its California glass recycling operations in Bakersfield and Carson to Allwaste, Inc. The total sales price amounted to $610.

     Net sales of the glass and metal discontinued operations approximated $7,810 and $10,457 for the years ended July 31, 1995 and June 30, 1994, respectively.

     On December 21, 1995, PST entered into an Asset Purchase Agreement with Foss Manufacturing Company, Inc. ("Foss") for the sale of certain assets of PST's Ozite Manufacturing Division ("Ozite Mfg..") in Libertyville, Illinois to Foss as of January 31, 1996. The Company had been exploring a relocation alternative until this unsolicited offer was accepted. Under the terms of this agreement, Foss purchased Ozite Mfg.'s accounts receivable and inventory, net of reserves, as well as certain prepaid expenses, trade names, trademarks, and patents for approximately $3,025, which was received by PST on February 12, 1996. Furthermore, the agreement provided for the company to receive a minimum of $450 for all of its machinery and equipment at the facility. During the fourth quarter of fiscal 1996, adjustments were made to increase by $570 the estimated loss on disposal recorded in the second quarter due to the final shut down of these facilities.

     Accordingly, the Ozite Mfg. operations have been reflected as discounted operations in the statement of operations for all periods presented. Net sales generated from these operations amounted to $4,882, $11,714 and $13,051 for the years ended July 31, 1996, 1995 and 1994.

19. TERMINATED MERGER

     In October 1993, the Company terminated merger negotiations with Martin Color-Fi, Inc. Selling, general and administrative costs include approximately $475 during the year ended June 30, 1994 incurred in connection with this transaction.

20. SUBSEQUENT EVENT

     In September, 1996, the recycling operations of PureTec were sold to PST, comprised of certain fixed assets, raw materials inventory and certain other assets of PureTech Plastics, Inc. and subsidiaries ("PTP") for $4,400. The acquisition will be accounted for at historical cost in a manner similar to the pooling-of-interests method of accounting as it is a transaction between entities under common control. The $1,970 difference between PTP's carrying value of such assets and the consideration paid was treated as a contribution of capital to PST by PureTec.

21. FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

     The estimated fair value of cash and cash equivalents, accounts receivable, notes and interest receivable from officers, short-term borrowings, accounts payable and long term debt, excluding those items discussed below, approximate those amounts reflected in the balance sheet based on pertinent information available to management. Management estimates the fair value of the OxyChem note to be approximately $3,309 by adjusting the stated prime rate interest to a rate which reflects its subordinated nature and present valuing of the payments required over the term. The fair value of the Senior Secured Notes approximates face value as such notes were trading at an amount that approximates face value at July 31, 1996.

                      PURETEC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)

     In connection with the acquisition from OxyChem, Burlington entered into two separate supply agreements and one supply and license agreement with OxyChem to supply certain critical components and chemicals utilized in production of the Company's products. These agreements extend for varying periods of time and each contain specified purchase prices and minimum purchase requirements for such materials. Burlington is entitled to search for new suppliers for these components, but is required to allow OxyChem to requote the price of the components if the price quote obtained in the market is more favorable to Burlington. Management believes that other suppliers could provide similar components to Burlington on comparable terms. During the year ended July 31, 1996, Burlington purchased approximately $18,000 of products from OxyChem under such agreements. Amounts due to OxyChem at July 31, 1996 amounted to approximately $2,700. In addition, Burlington recorded sales in the year ended July 31, 1996 to OxyChem of approximately $1,000.

     The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Although credit risk related to the Company's trade receivables is limited due to the large number of customers in differing industries and geographic areas, sales to one major nationwide retailer accounted for approximately 16.9% and 19.8% of the company's net sales for the years ended July 31, 1996 and 1995, respectively. Sales to two customers approximated 22% and 12% of continuing operations for the years ended June 30, 1994

22. COMMITMENTS AND CONTINGENCIES

     a. Leases

     The Company leases certain facilities under non-cancelable operating leases expiring through December 2001. The Company is responsible for all taxes, insurance and maintenance on the facilities.

     Rent expense from continuing operations under operating leases approximated $5,250, $1,855 and $2,048 for the years ended July 31, 1996, July 31, 1995 and
June 30, 1994, respectively. Included in rent expense is approximately $150, $150 and $150, respectively, attributable to a lease from a related party.

     A summary of the future minimum lease payments for continuing operations is as follows:

                           Years Ending
                            July 31,
                            --------

                              1997                          $5,636
                              1998                           5,316
                              1999                           5,188
                              2000                           4,418
                              2001                           4,342
                        Thereafter                           4,273
                                                           -------
                                                           $29,173
                                                           =======

                 PURE TEC INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)

b. Litigation

     The Company and certain of its directors are currently defendants in two proceedings brought by shareholders and former employees who seek, among other things, injunctive relief, damages, and royalties. The Company has agreed to indemnify the directors for any final judgments against them in these proceedings. The Company currently has accrued $150 in connection with settling this matter.

     In July 1993, the Company, a director and a former director were sued by the holders of approximately 180,000 escrowed shares (Note 13(b)) who seek damages and penalties in connection with the depositing of the shares into escrow and the alleged failure to issue additional shares. On October 13, 1995, the Company, other defendants and plaintiffs entered into a stipulation of discontinuance which has been filed with the court clerk in connection with the settlement of this lawsuit against the Company, a director and a former director. The company settled for a total of $550 comprised of $38 cash and $438 of securities with 113,890 shares of common stock issued to settle this matter. Such amount has been expensed as of July 31, 1995 and the shares reflected as outstanding.

     During February 1994, the Company and certain of its officers were named in five lawsuits purporting to be class actions which essentially allege that the Company failed to previously adequately disclose facts which resulted in significant losses reported by the Company. The Company entered into a settlement of these suits, whereby the Company (i) issued 450,000 warrants to acquire the Company's common stock at an exercise price of $4.61 per share, (ii) established an administration fund of $100 to cover the expenses and costs of administering the settlement and (iii) paid certain out-of-pocket costs not exceeding $50. The Company recorded $150 relating to items(ii) and (iii) in the year ended July 31, 1995 and $100 in the year ended July 31, 1996, upon issuance of the warrants.

     Ozite has been named as a potentially responsible party ("PRP") by the Texas Natural Resource Conservation Commission ("TNRCC") concerning a site near Ranger, Texas, formerly used as a disposal site for toxic materials. On August 25, 1994, a Proposed Remedial Action report was distributed by TNRCC that described six alternatives to remediate the contaminants identified as present in the soil. The monetary range of the alternatives advanced by the TNRCC was an estimate of $47 on the low end to $1,392 for the high end. The TNRCC has recommended the remediation alternative that provides for excavation and off-site disposal of contaminated soil, backfill of the site with clean fill, possible fence-line ambient air monitoring and routine sampling and monitoring of the groundwater. The estimated cost for this remediation alternative is $663. At this time, the approximately 40 PRP's include a significant number of major corporations which will be involved in the cleanup and will, more likely than not, significantly participate in the expense of such cleanup. At this time, other than as indicated above, Ozite cannot assess its ultimate liability. However, considering the remediation alternative currently being recommended by the TNRCC and the significant number of major corporations involved in the clean-up, the Company believes that the ultimate outcome will not have a material adverse effect on its consolidated financial position or results of operations.

     On February 18, 1993, the Ware Chemical Co. ("Ware Chemical"), a former PST subsidiary, was served with a third party complaint in the matter of United States v. Davis. In Davis, the United States has alleged that certain private entities are liable, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act (" CERCLA"), for cleanup costs that have been incurred, and will be incurred in the future, with respect to the remediation of the Davis Landfill site in Rhode Island. The defendant/third party plaintiffs have impleaded Ware Chemical (but not PST), alleging that Ware Chemical and other third party defendants are also liable for cleanup costs at this site, because, according to the allegation, Ware Chemical (then owned by Dart & Kraft; now Kraft, Inc.) arranged for the disposal of hazardous substances that were eventually disposed of at the Davis site. The alleged disposal by Ware Chemical took place between 1975 and 1976. Ware Chemical is one of over 42 parties that have been named as defendants or third party defendants in this matter. The most recent estimate of the cost of the remediation to the 100 third party defendants at the Davis site (according to counsel for the Defendants/third party plaintiffs) is upwards of $25,000.

                 PURE TEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)

     Liability under CERCLA is, in most instances, strict, joint and several (meaning that Ware Chemical could be liable for all response costs incurred at the Davis site). However, Ware Chemical has no assets and has been dormant since 1988. Furthermore, PST is not aware of any evidence at this time that directly establishes that the materials transshipped to the Davis site were materials sent by Ware Chemical. Finally, liability at CERCLA sites is typically shared with other PRP's, and costs are commonly allocated according to the relative volumes of waste deposited at a particular site. PST does not currently have information as to Ware Chemical's relative share of the waste allegedly deposited at the Davis site; however, based on documents provided to PST, the absolute volume of waste allegedly sent to the site by Ware Chemical is small. Ware Chemical, as well as many of the other third party defendants, recently received and rejected an offer to settle this matter for $250 each. For these reasons, and because Ware Chemical is a dormant subsidiary without any assets, management believes that this litigation involving Ware Chemical will not have a material adverse effect upon the financial position or results of operations of Ozite. In addition, even if Ware Chemical were to be found responsible for a portion of such cleanup cost, PST believes that Kraft is obligated to indemnify it for all costs and expenses incurred in connection with the Davis claim under the terms of the 1984 Agreement of Purchase and Sale between Dart & Kraft and PST. However, Kraft has denied that it is obligated to indemnify Ware Chemical for this matter. At this time, the Company is unable to assess with any reasonable certainty its ultimate liability for this matter and, therefore, has not accrued any liability.

     Ozite is also engaged in litigation in which it seeks damages from the former owner of Dalen, a discontinued segment of Ozite. In December 1987, Ozite commenced legal proceedings against the seller of Dalen, seeking monetary damages and other equitable relief from the seller for various misrepresentations made in its financial statements and other miscellaneous information presented on which Ozite elected to proceed with the purchase of such assets. The seller has counterclaimed for the enforcement of the seller's rights in the subject matter and for recovery of the balance of the purchase price in an amount approximately equal to $3,000 plus accrued interest, amounts claimed to be due under a consulting agreement, and punitive damages. The total amount demanded by the seller is approximately $11,000. The ultimate outcome of either of these actions is presently undeterminable. However, the Company believes the ultimate outcome will not have any material adverse effect on its financial position or results of operations.

     In January 1993 and 1994, the Company's Belgian subsidiary received income tax assessments aggregating approximately $2,483 (75,247,000 Belgian Francs) for the disallowance of certain foreign tax credits and investment losses claimed for the years ended July 31, 1990 and 1991. Additionally, in January 1995, the subsidiary received an income tax assessment of approximately $1,059 (32,083,000 Belgian Francs) for the year ended July 31, 1992. Although the future outcome of these matters are uncertain, the Company believes that its tax position was appropriate and that the assessments are without merit. Therefore, the Company has appealed and has not paid or accrued for the assessments. Based on the advice of legal counsel in Belgium, the Company believes that the assessment appeals will be accepted by the tax authorities in Belgium, although there can be no assurance whether or when such appeals will be accepted.

     Additionally, the Company is party to certain other litigations and environmental proceedings in the ordinary course of business, none of which it believes are likely to have a material adverse effect on its financial position or results of operations.

     c. Consulting Agreement

     In April 1992, the Company entered into a three-year consulting agreement with a company affiliated with a director. The agreement provides for fees of $100 per year plus various expenses. In 1993, the agreement was extended for an additional three years at $120 per year plus various expenses. In September 1995, the director resigned but continues as a consultant.

                 PURE TEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)

     d. Employment Agreements


     The following summarizes, in the aggregate, minimum annual salary and consulting fees that are due under various agreements:

                   Years Ending                     Minimum
                     July 31,                     Commitment
                     --------                     ----------
                       1997                           $559
                       1998                            453
                       1999                            175
                       2000                             22

     e. Letters of Credit

     As of July 31, 1996, Ozite had available letters of credit of up to $1,000 from the CLC, of which $225 was outstanding.

     f. Bonuses

     Under the terms of the Asset Transfer Agreement with OxyChem, the Company is required to pay annual bonuses to salaried employees still employed by the Company through fiscal year 1998. For the year ended July 31, 1996 these payments amounted to approximately $157.

                                  SCHEDULE II

                     PURETEC CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                            (Dollars in thousands)


                                                 Additions/
                                                (Reductions)
                                Balance at       Charged to
                                 Beginning        Costs and        Addition Related     Balance at End
                                 of Period        Expenses         to Ozite Merger        of Period
                                 ---------        --------         ---------------        ---------
Classification

Year Ended June 30, 1994
  Allowance for doubtful
    receivables                    $  50         $      50            $      -               $  100

Year Ended July 31, 1995
  Allowance for doubtful
   receivables                     $ 100          $     49            $     -(*)              $ 149

Year Ended July 31, 1996
  Allowance for Doubtful
   receivables                     $ 149          $    831            $      -                $ 980

(*)Reserves of $2,550 related to Ozite receivables have been considered as reducing the related receivable balances to fair value.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     PURETEC CORPORATION

                                     /s/ Thomas V. Gilboy
                                  By:------------------------------
                                     Thomas V. Gilboy
                                     Chief Financial Officer and Vice President

Dated: November 12, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities indicated.

/s/ Fred W. Broling          Chairman of the Board and       November 12, 1996
--------------------          Chief Executive Officer
Fred W. Broling

/s/ David C. Katz            Director, President and Chief   November 12, 1996
--------------------          Operating Officer
David C. Katz

/s/ Murray J. Fox            Director and Vice President     November 12, 1996
--------------------
Murray J. Fox

--------------------         Director and Vice President
Leo Gans

/s/ Robert Calabrese         Director                        November 12, 1996
--------------------
Robert Calabrese

/s/ Werner Haase             Director                        November 12, 1996
--------------------
Werner Haase

/s/ Edward Hamway            Director                        November 12, 1996
--------------------
Edward Hamway

--------------------         Director
John J. Harvey

/s/ Peter R. Harvey          Director                        November 12, 1996
--------------------

                               Index To Exhibits

Number     Exhibit
------     --------

3.1 Articles of Incorporation (incorporated by reference from Exhibit 3(a) of the Company's registration statement on Form S-4, file no. 33 - 82768).
3.2 By-laws (incorporated by reference from Exhibit 3(b) of the Company's registration statement on Form S-4, file no. 33 - 82768).
4.1 Form of Indenture among Holdings, PST and IBJ Schroder Bank & Trust Company, as Trustee, relating to the 13-1/8% Senior Subordinated Notes due 1997 (incorporated by reference from Exhibit 4.10 of Amendment No. 2 to PST's registration statement on Form S-1, file no. 33-11686).
4.2 Form of Specimen Senior Subordinated Note (incorporated by reference from Exhibit 4.10 of Amendment No. 2 to PST's registration statement on Form S-1, file no. 33-11686).
10.1 Agreement and Plan of Merger, dated July 6, 1994 by and among PTI, the Company, Pure Tech Newco (PTI), Inc., Pure Tech Newco (Ozite), Inc., and Ozite (incorporated by reference from PTI's report on Form 8-K, filed with the Commission on July 13, 1994) and Amendments Nos. 1 to 4 thereto (incorporated by reference from Exhibit 2(a) of the Company's registration statement on Form S-4, file no. 33 - 82768).
10.2 Form of Amended and Restated Senior Loan Agreement dated as of November 8, 1993 between PST and General Electric Capital Corporation, as agent and lender (incorporated by reference from Exhibit 10.3 of Ozite's Annual Report on Form 10-K for the fiscal year ended July 31, 1993).
10.3 Plastic Specialties and Technologies, Inc. And Affiliates Pension Plan, Amended and Restated Effective as of January 1, 1985 (incorporated by reference from Exhibit 10.18 of PST's registration statement on Form S-1, no. 33-11686).
10.4 1995 Stock Option Plan (incorporated by reference from Exhibit 10(s) of the Company's registration statement on Form S-4, file no. 33 - 82768).
10.5 1995 Disinterested Directors' Stock Option Plan (incorporated by reference from Exhibit 10(u) of the Company's registration statement on Form S-4, file no. 33 - 82768).
10.6 Asset Transfer Agreement dated September 29, 1994 by and between Occidental Chemical Corporation, as amended October 5, 1994, October 14, 1994, May 24, 1995, and August 18, 1995 (incorporated by reference from Exhibit 2 of the Company's current report on Form 8-K filed September 1, 1995).
10.7 Promissory Note dated July 9, 1987 from Ozite in favor of John Harvey and supplemental letter agreement dated May 11, 1990 (incorporated by reference from Exhibit 10.2 of Ozite's Annual Report on Form 10-K for the fiscal year ended July 31, 1993). 10.8 Lease, dated June 1989, between Richard C. Lauer and Roy I. Anderson, as lessor, and PST, as lessee, re: 19555 East Arenth Avenue, Industry California (incorporated by reference from Exhibit
           28.1 of PST's quarterly report on Form 10-Q for the fiscal quarter ended October 31, 1992).

10.9 Lease, dated September 23, 1991, between E.T. Herman and Jane D. Herman 1978 Living Trust, as lessor, and the Colorite Plastics Division of PST, as lessee, re: 909 East Glendale Avenue, Sparks, Nevada (incorporated by reference from Exhibit 28.1 of PST's quarterly report on Form 10-Q for the fiscal quarter ended October 31, 1992).
10.10 Lease, dated January 1, 1993, between OHR Realty Corporation, as lessor, and PST, as lessee, re: Piscataway, New Jersey (incorporated by reference from Exhibit 28.1 of PST's quarterly report on Form 10-Q for the fiscal quarter ended October 1992).
10.11 Libertyville sublease, dated October 27, 1980, between Ozite Corporation and Brunswick Corporation (incorporated by reference from Exhibit 10.1 of PST's Annual Report on Form 10-K for the fiscal year ended July 31, 1991). 10.12 Lease, dated April 24, 1972, between Pacific Western Warehouse, Inc. and Dark Industries, Inc. (assigned by Dart Industries, Inc. to PST) (incorporated by reference from Exhibit 10.8 to PST's registration statement on Form S-1, file no. 33-11686).
23.1 Consent of Deloitte & Touche LLP (incorporated by reference with respect to Registration Statment No. 33- 98266 on Form S-8 and Registration Statement NO. 33-98190 on Form S-3.)
27         Financial Data Schedule