Form 10-K/A
period 1996-07-31
PURETEC CORP
filed 1996-11-26
CIK 928451

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K\A-1

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

Research and Development

     The Company employs certain professionals who, along with other responsibilities, are engaged in research relating to the development of new products and to the improvement of existing products. The Company works closely with certain clients to develop and improve certain products and product lines. For the years ended July 31, 1994, 1995, and 1996, $1,637,000, $1,268,000 and
$840,000, respectively, were expended on research and development activities.

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

     In addition to the Davis matter, Cookson advised PST that it was notified by the United States Environmental Protection Agency ("EPA") in 1991 that Ware Chemical may be a potentially responsible party at the Quanta Resources site in Edgewater, New Jersey. Since this initial notification, PST has not received any further information and has not been contacted again by the EPA or by any private parties that may have liability at the site.

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


Item 6.  SELECTED FINANCIAL DATA

     The selected financial data presented below for the Company's statement of operations for the year ended July 31, 1996, July 31, 1995 and the one month ended July 31, 1994, and the balance sheet data at July 31, 1996 and 1995 are derived from financial statements which have been audited by Deloitte & Touche, LLP, independent public accountants, and which appear elsewhere in this document; and the Company's statement of operations data for the years ended June 30, 1994 and 1993 the balance sheet data at June 30, 1994 and 1993 are derived from financial statements which have been audited by Holtz Rubenstein & Co., LLP, independent public accountants, and which 1994 statement of operations appears elsewhere in this document. The statement of operations data for the year ended June 30, 1992 and the balance sheet data at June 30, 1992 is derived from audited financial statements not included herein. The balance sheet data at July 31, 1994 is unaudited and prepared by the management of the Company.

Statement of Operations Data:
(000's omitted except for per share amounts)


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

------------------------------------------------------------------------------------------------------------------------------------
Income (loss) from
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
shares of common
stock outstanding,
Fully diluted
------------------------------------------------------------------------------------------------------------------------------------

Balance Sheet Data:
(000's omitted except per share amounts)

------------------------------------------------------------------------------------------------------------------------------------

                                            July 31,        July 31,         July 31,       June 30,        June 30,       June 30,
                                              1996            1995             1994           1994            1993           1992
                                              ----          --------         --------         ----            ----           ----
------------------------------------------------------------------------------------------------------------------------------------
Working capital                               22,269          14,461             826           3,725          18,116          5,053

------------------------------------------------------------------------------------------------------------------------------------
Total assets                                 295,740         290,121          55,245          56,442          60,382         17,014
------------------------------------------------------------------------------------------------------------------------------------
Long-term obligations                        142,247         126,751           7,534           7,581           9,617          1,415
------------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                          70,708          73,519          34,286          34,290          42,399         13,359
------------------------------------------------------------------------------------------------------------------------------------
Cash dividends per                              --              --              --              --              --             --
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

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Dollar in thousands, except for per share data)

     Since the consummation of the transaction between PTI Plastics, Inc. ("PTIP") and Ozite Corporation ("Ozite") in which both became wholly owned subsidiaries of PureTec Corporation (the"Company"), the Company's financial statements show historical information only for PTIP for periods prior to August 1995. Consequently references to the Company with respect to such historical financial information refer solely to PTIP, unless otherwise stated. The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto.

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

     For the year ended July 31, 1996, net sales for these domestic and foreign plastic products segments were $152,352 and $34,158, respectively. Net sales for the plastic material segment were $142,314 for the year ended July 31, 1996, reflecting the addition of Burlington and the PVC compound operations. The plastic materials segment provides PVC compound to the domestic plastic products segment. Transfers are made at raw material cost plus a value added factor for labor and overhead. For fiscal 1996, the plastic material segment transferred approximately $32,000.

     Net sales for the recycling operation were $34,772 for the year ended July 31, 1996, an increase of $3,535 as compared to fiscal 1995. Net sales for the injection molding segment decreased 17% from $21,713 to $17,979 for fiscal 1996. The $3,734 decrease was due to lower sales volume.

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

     Interest expense was $21,283 for fiscal 1996, a $20,269 increase as compared to fiscal 1995. The increase is due to the above-mentioned transaction which includes PST which has subordinated notes of $125,000 and a $50,000 revolving credit facility, and includes Burlington which has approximately $11,000 in debt at July 31, 1996.

     The Company had recorded a gain of $1,000 during fiscal 1995 to reflect a gain realized on the sale of an interest in the Company's reverse vending machine subsidiary. The Company reduced its equity interest in Evolutions, Inc. during fiscal 1996 from 75% to 42% and recorded a $1,332 loss from its equity investment in Evolution.

     The tax provision for fiscal 1996 includes a current foreign tax provision of $2,269, a current state tax provision of $288 and a deferred foreign tax provision of $80. For fiscal 1995, a federal tax benefit of $349 was recorded.

     The Company had a loss from continuing operations of $4,953 for fiscal 1996 compared to a net loss from continuing operations of $12,099 in fiscal 1995.

     The Company recognized a loss on the sale of its Ozite Manufacturing operations ( mon-woven textiles) in fiscal 1996. This loss amounted to $2,241. Losses generated from these operations amounted to $979 in fiscal 1996.

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

     Although sales from continuing operations increased 9% from fiscal 1994 to fiscal 1995, cost of sales decreased 8% and selling, general and administrative expenses decreased 21%. The increased sales revenues are attributable to slightly increased volumes of product shipped and to generally increased prices. The overall decreased costs are attributable to the Company's focus on cost cutting and improved efficiencies in operations. However, during the last quarter of fiscal 1995, the Company was negatively impacted by a shut down of its Styrex operations for a two week period in July scheduled because of lack of orders at that time, and by generally increased prices for its raw materials. The Styrex shutdown accounted for approximately $440 in increased costs in the fourth quarter. Increased raw material prices accounted for an additional $1,300 in costs in that quarter.

     The Company had a loss from continuing operations of approximately $12,099, after income tax effects in fiscal 1995, compared to a loss of approximately $14,841, in fiscal 1994.

     The net losses from continuing operations in 1995 include the write off of approximately $6,510 of goodwill and other intangible assets, which includes approximately $5,700 for the write off of goodwill related to the Company's Styrex and Michigan operations and $600 for the write off of deferred contract costs related to its Pepsi-Cola supply contracts in the state of New York and Michigan and approximately $4,600 of obsolete equipment and costs, which is mostly related to the disposition of equipment formerly located at the Company's Lawrence Township, New Jersey plant and the write off of some equipment used in the original PET washing line in Springfield, Massachusetts which was upgraded or replaced, as well as a charge to earnings of approximately $440 for the settlement of certain litigation related to the Parven suit (see "Item 3 - Legal Proceedings.") The Company incurred a gain on the assignment of securities in the amount of approximately $1,000 related to the sale of 40% of the common stock of a subsidiary.

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

     While the management of the Company believes that the Company will be able to operate on a positive cash flow basis with respect to continuing operations during the fiscal year ending July 31, 1997, the ability of the Company to continue to expand its operations may require additional funding.

     The Company had working capital of approximately $22,269 at July 31, 1996 compared to working capital of approximately $14,461 at July 31, 1995. The increase in working capital is attributable to an increase in account receivable due to higher than anticipated fourth quarter sales.


     Net cash provided by operating activities was approximately $28,464 in fiscal 1996 compared to net cash provided by operating activities of approximately $1,589 in fiscal 1995. The change was due principally to a reduction in the overall losses incurred by the Company, writeoffs of goodwill, other intangible assets, and obsolete equipment. Net cash used in investing activities was approximately $(30,519) in fiscal 1996 and approximately $(14,077) in fiscal 1995. The change was primarily due to cash paid in the amount of $22,328 for the acquisitions of net assets in the Burlington Resins transaction. Cash flows from financing activities were approximately $1,618 for fiscal 1996, which represented an paydown of $7,056 of debt versus new long term borrowing of $18,027. For fiscal 1995, net cash provided from financing activities was approximately $18,766, which were provided principally by the private placement of an aggregate of 3,308,672 shares of common stock from October 1994 through July 1995 and the proceeds from the sale of convertible debentures in the amount of approximately $8,000.

     Net cash provided by operating activities was approximately $1,589 in fiscal 1995 compared to approximately ($8,342) in fiscal 1994. The change was due principally to an decrease in losses. Net cash used in investing activities was approximately $(14,077) and approximately $(17,300) respectively in fiscal 1995 and 1994. The change was primarily due to cash paid for acquisitions offset by a $7,500 investment in a note receivable in connection with the Ozite transaction and a lower increase in net assets of discontinued operations. Cash flows from financing activities were approximately $18,766 for fiscal 1995, and 19,525 for fiscal 1994.

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

The anticipated total capital costs for the company in connection with this new Unichem plant are approximately $3 million. The Company has received commitments for certain grants, subsidies and other inducements from government authorities in Northern Ireland. The Company plans to finance a large part of its capital costs of this new plant by using cash reserves (and possibly some additional borrowing from a commercial bank) at Action Belgium N.V.

Inflation

     Generally, the Company's operations have benefited from relatively stable or declining prices for raw materials. In Fiscal 1996, the Company benefitted domestically from declining raw material cost. Foreign operations saw raw material costs continue to rise until they stabilized during the second quarter. Raw material costs increased significantly in fiscal 1995 after increasing only slightly in fiscal 1994. In the event significant inflationary trends were to resume, management believes that the Company will generally be able to offset the effects thereof through continuing improvements in operating efficiencies and increasing prices, to the extent permitted by competitive factors. However, there can be no assurance that all such cost increases can be passed through to customers.


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

Item 11.          EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE


Name and                              Fiscal                                              Stock               All Other
Principal Position                     Year           Salary            Bonus          Options        Compensation (1)
------------------                     ----           ------            -----          -------        ----------------
Fred W. Broling                        1996         $259,216         $250,000          100,000                  $5,010
Chairman and Chief                     1995          263,446              ---              ---                  11,232
Executive Officer                      1994          293,672          250,000              ---                  11,190
David C. Katz                          1996          152,385          150,000              ---                   4,854
President, Chief Operating             1995          130,000              ---           50,000                     ---
Officer, Director                      1994          130,000              ---           96,000                     ---
Leo Gans                               1996          187,042          236,000          100,000                   5,132
Vice President, Director,              1995          186,582          221,760              ---                   9,987
President of Action                    1994          175,749          149,310              ---                   8,322
Technologies
Joseph T. Bruno                        1996          108,582           21,000           25,000                   3,024
Vice President                         1995          105,665              ---              ---                   3,214
                                       1994          103,582           42,000              ---                   3,073
Terence K. Brennan                     1996          161,762          175,000          100,000                   6,205
Former Vice President,                 1995          159,067              ---              ---                   8,395
Chief Financial Officer,               1994          149,013          175,000              ---                   8,227
Director
Robert E. Brookman, Ph.D.              1996          191,582           49,454           50,000                   4,992
President - Colorite                   1995          190,703           99,000              ---                   4,992
Polymers Division                      1994          187,083           99,782              ---                   4,992



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


     The estimated number of credited years of service of each of the executive officers listed in the Summary Compensation Table is as follows: Fred W. Broling, 20 years; Terence K. Brennan, 14 years; Leo Gans, 14 years; Joseph
T. Bruno, 17 years; and Robert E. Brookman, 7 years. Mr. Katz is not presently covered by the PST Pension Plan.

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

     In July 1993, the Company recorded an impairment of its investment in Bagcraft by establishing a valuation reserve to write-off the $10,000,000 carrying value of such investment as the Company was unable to determine, with reasonable certainty, whether or when it would realize its investment in Bagcraft. On December 28, 1993, PST received from Bagcraft $5,000,000 in cash and 3,000 shares of BCA preferred stock as payment in full for the $5,000,000 subordinated note and unpaid interest due from Bagcraft totaling $3,094,000 respectively. In 1994, the Company recorded a $5,000,000 gain for the recovery of its investment in the Bagcraft subordinated note. The interest due from Bagcraft had been fully reserved and interest income was not recorded for the receipt of the BCA preferred stock as such stock is not freely transferable. The cash received was used to pay a portion of the PST dividend declared.

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

                      PURETEC CORPORATION AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                     Page
                                                                     ----
Independent Auditors' Reports:
    Report of Deloitte & Touche LLP                                   F-2
    Reports of Holtz Rubenstein & Co., LLP                          F-3 - F-4

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

Notes to Consolidated Financial Statements                        F-10 - F-41

Schedule II  - Valuation and qualifying accounts                      F-42

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

Deloitte & Touche, LLP
Parsippany, New Jersey
November 12, 1996

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

As discussed in Note 2 to the financial statements, the Company is a wholly-owned subsidiary of PTI Plastics, Inc. the Company has received funding from its parent in the form of loans and advances and at July 31, 1995 advances from its parent company approximated $3,373,000

Holtz Rubenstein & Co., LLP

[LETTERHEAD OF HOLTZ RUBINSTEIN & CO., LLP]

                         Independent Auditors' Report


To the Board of Directors and Stockholders of PureTec Corporation

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of PureTec Corporation and Subsidiaries for the year ended June 30, 1994. Our audit also included the financial statement schedule listed in the index at Item 8. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain resonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of PureTec Corporation and Subsidiaries for the year ended June 30, 1994, in conformity with generally accepted accounting principles. Also, in our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly in all material respects the information set forth therein.

Holtz Rubinstein & Co., LLP
September 30, 1994
Melville, New York

                      PURETEC CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           JULY 31,    JULY 31,
                                                             1996        1995
                                                           --------    --------
                          ASSETS
CURRENT ASSETS:
   Cash and cash equivalents............................   $  5,995    $  7,097
   Accounts receivable, less allowance for doubtful
     accounts of $980 and $149 as of July 31, 1996
     and July 31, 1995, respectively....................     53,675      45,953
   Inventories..........................................     41,403      45,517
   Prepaid expenses and other current assets.............     3,955       2,442
                                                           --------    --------
      TOTAL CURRENT ASSETS..............................    105,028     101,009

PROPERTY, PLANT AND EQUIPMENT, net......................     84,206      67,030
EXCESS OF COST OF INVESTMENTS OVER NET ASSETS
   ACQUIRED (net of accumulated amortization of $3,168
     and $1,093 as of July 31, 1996 and July 31, 1995,
     respectively)......................................     92,570      93,915
OTHER INTANGIBLE ASSETS, net............................      1,344       2,127
ESCROWED CASH...........................................          -      13,500
OTHER ASSETS, net.......................................     12,592      12,540
                                                           --------    --------
      TOTAL ASSETS......................................   $295,740    $290,121
                                                           ========    ========

          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Short-term borrowings................................   $ 20,170    $ 28,010
   Accounts payable.....................................     28,974      24,601
   Accrued plant closing and disposal costs.............      3,554       1,423
   Accrued expenses.....................................     24,947      26,658
   Current portion of long term debt....................      5,114       4,856
   Convertible debentures...............................          -       1,000
                                                           --------    --------
      TOTAL CURRENT LIABILITIES.........................     82,759      86,548

OTHER LONG TERM LIABILITIES.............................      2,923       1,195
PENSION AND POSTRETIREMENT LIABILITIES..................      7,882       1,692
DEFERRED INCOME TAXES...................................      1,280       1,200
LONG-TERM DEBT..........................................    130,162     122,664
                                                           --------    --------
      TOTAL LIABILITIES.................................    225,006     213,299


COMMITMENTS AND CONTINGENCIES


MINORITY INTEREST.......................................         26          29
REDEEMABLE PREFERRED STOCK
   $.01 par value; 5,000 shares issued and
     outstanding at July 31, 1995.......................          -       3,274

COMMON STOCKHOLDERS' EQUITY
   Common stock, $.01 par value (1996) and $.05 par
     value (1995), 50,000,000 authorized; 29,334,551
     and 26,882,996 shares issued or to be issued at
     July 31, 1996 and July 31, 1995 respectively.......        293         269
   Additional paid-in capital...........................    129,606     123,224
   Deficit..............................................    (58,671)    (49,974)
   Minimum pension liability............................       (137)          -
   Cumulative foreign currency translation adjustment...       (383)          -
                                                           --------    --------
      TOTAL COMMON STOCKHOLDERS' EQUITY.................     70,708      73,519
                                                           --------    --------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........   $295,740    $290,121
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
                                                                  ==============       ==========     ==========      =========

   (1) Loss per share for the year ended July 31, 1996 is calculated after accounting for a $524 increase in value of redeemable preferred stock.


                See notes to Consolidated Financial Statements

                      PureTec Corporation and Subsidiaries

                 Consolidated Statement of Stockholders' Equity
                  (Dollars in thousands, except per share date)



                                                               Common Shares
                                                               -------------
                                                                  Class A
                                             $.01 par     $.05 par      $.05 par        Amount
                                          -----------   -----------    -----------    -----------
Balance, July 1, 1993                            --       7,656,695      1,677,970    $       467
Issuance of common stock in
     private and Regulation S
     placements for cash                         --       3,435,000           --              172
Exercise of stock options and
     warrants                                    --         464,759           --               23
Issuance of common stock
     options and warrants in
     connection with acquisitions,
     satisfaction of liabilities and
     services rendered                           --         612,371           --               31
Conversion of preferred shares                   --       2,599,998           --              130
Contribution of escrow shares                    --            --       (1,634,500)           (82)
Treasury stock acquisitions                      --            --             --             --
Net loss                                         --            --             --             --

                                          -----------   -----------    -----------    -----------
Balance, June 30, 1994                           --      14,768,823         43,470            741
Issuance of common stock in
     connection with acquisitions                --         153,850           --                7
Reclassifications and adjustments                --            --          (43,470)            (2)
Net loss                                         --            --             --             --
                                          -----------   -----------    -----------    -----------
Balance July 31, 1994                            --      14,922,673           --              746

Issuance of common stock in
     connection with acquisitions                --         533,191           --               27
Exercise of stock options                        --          33,534           --                2
Private placement, net of stock
     issuance expense of $420                    --       3,332,737           --              167
Debenture conversion                             --       1,714,780           --               86
Issuance of common stock to
     settle liabilities                          --         113,890           --                5
Reclassifications and adjustments                --          76,636           --                3
Conversion of common stock in
     connection with the Merger            20,727,441   (20,727,441)          --             (829)
Issuance of common stock in
     connection with the Merger             5,705,555          --             --               57

Issuance of common stock to
     settle expenses of the Merger            450,000          --             --                5
Net loss                                         --            --             --             --
                                          -----------   -----------    -----------    -----------
Balance July 31, 1995                      26,882,996          --             --      $       269

Preferred stock conversion                  1,606,688          --             --               16
Private placement                             585,000          --             --                6
Debenture conversion                          227,273          --             --                2
Issuance of common stock to
     settle liabilities                         9,286          --             --             --
Contract requirements                          33,308          --             --             --
Common stock sales by
     Equity affiliate                            --            --             --             --
Minimum Pension Liability                        --            --             --             --
Foreign Exchange                                 --            --             --             --
Net loss                                         --            --             --             --
                                          -----------   -----------    -----------    -----------
Balance July 31, 1996                      29,344,551          --             --      $       293
                                          ===========   ===========    ===========    ===========




                                            Treasury Shares         Preferred Shares
                                          --------------------     -------------------      Additional    Retained
                                                                    Class A                  Paid - in     Earnings
                                           Shares       Amount     $.05 par     Amount        Capital     (Deficit)
                                          --------      ------     --------     ------      ----------     ---------
Balance, July 1, 1993                     $  --        $   --       2,599,998    $   130      $   39,583    $    2,219
Issuance of common stock in
     private and Regulation S
     placements for cash                     --            --           --            --          18,937         --
Exercise of stock options and
     warrants                                --            --           --            --           2,156         --
Issuance of common stock
     options and warrants in
     connection with acquisitions,
     satisfaction of liabilities and
     services rendered                       --            --           --            --           5,234         --
Conversion of preferred shares               --            --      (2,599,998)      (130)           --           --
Contribution of escrow shares                --            --            --           --              82         --
Treasury stock acquisitions                     8           (46)         --           --            --           --
Net loss                                     --            --            --           --            --        (34,616)
                                       ----------    ----------    ----------    ----------    ----------   ----------
Balance June 30, 1994                           8           (46)         --           --          65,992      (32,397)
Issuance of common stock in
     connection with acquisitions            --            --            --           --             659         --
Reclassifications and adjustments              (8)           46          --           --             (44)        --
Net loss                                     --            --            --           --            --           (669)
                                       ----------    ----------    ----------    ----------    ----------   ----------
Balance July 31, 1994                        --            --            --           --          66,607      (33,066)


Issuance of common stock in
     connection with acquisitions         350,000          --            --           --             808         --
Exercise of stock options                    --            --            --           --              44         --
Private placement, net of stock
     issuance expense of $420                --            --            --           --          12,573         --
Debenture conversion                         --            --            --           --           7,285         --
Issuance of common stock to
     settle liabilities                      --            --            --           --             433         --
Reclassifications and adjustments            --            --            --           --              (3)        --
Conversion of common stock in
     connection with the Merger              --            --            --           --             829         --
Issuance of common stock in
     connection with the Merger              --            --            --           --          32,122         --
Issuance of common stock to
     settle expenses of the Merger           --            --            --           --           2,526         --
Net loss                                     --            --            --        (16,908)
                                       ----------    ----------    ----------    ----------    ----------   ----------
Balance July 31, 1995                     350,000          --            --     $     --      $  123,224   $  (49,974)

Preferred stock conversion                   --            --            --           --           3,782         (524)
Private placement                            --            --            --           --             994         --
Debenture conversion                         --            --            --           --             998         --
Issuance of common stock to
     settle liabilities                      --            --            --           --             121         --
Contract requirements                        --            --            --           --            --           --
Common stock sales by
     Equity affiliate                    (202,500)         --            --           --             487         --
Minimum Pension Liability                    --            --            --           --            --           --
Foreign Exchange                             --            --            --           --            --           --
Net loss                                     --            --            --           --            --         (8,173)
                                       ----------    ----------    ----------    ----------    ----------   ----------
Balance July 31, 1996                     147,500    $     --            --     $     --      $  129,606   $  (55,323)
                                       ==========    ==========    ==========    ==========    ==========   ==========


                                                    Minimum           Total
                                        Foreign     Pension        Stockholders'
                                        Exchange   Liability         Equity
                                        --------   ---------         ------
Balance, July 1, 1993                  $   --      $   --          $ 42,399
Issuance of common stock in
     private and Regulation S
     placements for cash                   --          --            19,109
Exercise of stock options and
     warrants                              --          --             2,179
Issuance of common stock
     options and warrants in
     connection with acquisitions,
     satisfaction of liabilities and
     services rendered                     --          --             5,265
Conversion of preferred shares             --          --              --

Contribution of escrow shares              --          --              --
Treasury stock acquisitions                --          --               (46)
Net loss                                   --                       (34,616)
                                       --------    --------        --------
Balance June 30, 1994                      --          --            34,290
Issuance of common stock in
     connection with acquisitions          --          --               666
Reclassifications and adjustments          --          --              --
Net loss                                   --                          (669)
                                       --------    --------        --------
Balance July 31, 1994                      --          --            34,287

Issuance of common stock in
     connection with acquisitions          --          --               835
Exercise of stock options                  --          --                46
Private placement, net of stock
     issuance expense of $420              --          --            12,740
Debenture conversion                       --          --             7,371
Issuance of common stock to
     settle liabilities                    --          --               438
Reclassifications and adjustments          --          --              --
Conversion of common stock in
     connection with the Merger            --          --              --
Issuance of common stock in
     connection with the Merger            --          --            32,179
Issuance of common stock to
     settle expenses of the Merger         --          --             2,531
Net loss                                   --                       (16,908)
                                       --------    --------        --------
Balance July 31, 1995                  $   --      $   --          $ 73,519

Preferred stock conversion                 --          --             3,274
Private placement                          --          --             1,000
Debenture conversion                       --          --             1,000
Issuance of common stock to
     settle liabilities                    --          --               121
Contract requirements                      --          --              --
Common stock sales by
     Equity affiliate                      --          --               487
Minimum Pension Liability                  --          (137)           (137)
Foreign Exchange                           (383)                       (383)
Net loss                                   --          --            (8,173)
                                       --------    --------        --------
Balance July 31, 1996                  $   (383)   $   (137)       $ 70,708
                                       ========    ========        ========


                      PureTec Corporation and Subsidiaries
                      Consolidated Statement of Cash Flows
                  (Dollars in thousands, except per share data)

                                                                 Years ended   July 31,   Month ended     Year ended
                                                                   1996         1995     July 31, 1994   June 30,1994
                                                                 --------     --------   -------------   ------------
NET CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations and cumulative
 effect of net accounting change...............................  $ (4,953)    $(12,099)     $  (669)      $(14,691)
Adjustments to reconcile net loss from continuing
 operations and by cumulative effect of accounting change to net  cash provided by (used in) operating activities from
 continuing  operations:
   Depreciation and amortization ..............................    14,550        4,152          388          4,406
     Write - off of goodwill and other intangibles ............      --          6,493         --              --
     Write - off of obsolete equipment and costs ..............     4,636        4,617         --              --
     Loss on plant closing ....................................      --            --          --              951
     Loss (gain) on disposal of property and equipment ........       598           (8)        --              --
     Gain on sale and assignment of securities ................      --         (1,000)        --              --
     Minority interest in consolidated subsidiaries ...........        (3)        (114)        --              --
     Bad debt allowance .......................................       879          129         --               50
     Deferred income tax provision (benefit)...................        80         (377)        --              422
     Increase in pension and postretirement benefits...........       768          --          --              --
     Cumulative effect of change in accounting for income taxes      --            --          --             (149)
     Changes in operating assets and liabilities net of
       effects from acquisition:
     (Increase) decrease in assets:
       Accounts receivable ....................................    (8,381)        (379)         339            586
       Inventory ..............................................     4,288          958         (460)         1,040
       Prepaid expenses and other current assets...............    (1,519)         833         (262)           777
       Other assets ...........................................     9,374         (285)         855            276
     Increase (decrease) in liabilities:
       Accounts payable .......................................     4,226        1,594       (1,076)          (877)
       Accrued plant closing and disposal costs ...............    (2,131)      (2,350)          48            --
       Accrued expenses .......................................     9,272        1,461         (134)         1,284
       Income taxes payable ...................................      --            --          --             (583)
                                                                 ---------    ---------    ---------      ---------



NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
     FROM CONTINUING OPERATIONS ...............................    31,684        3,625        (971)         (6,508)
                                                                 --------     --------      -------        --------

     Loss from discontinued operations ........................    (3,220)      (4,809)        --          (19,925)
     Reserve for disposal of a business segment ...............      --           --           --           11,073
     Change in net operating assets of discontinued operations       --          2,773         --            7,018
                                                                 --------     --------      -------        --------
NET CASH USED IN OPERATING ACTIVITIES FROM
     DISCOUNTED OPERATIONS ....................................    (3,220)      (2,036)        --           (1,834)
                                                                 --------     --------      -------        --------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ...........    28,464        1,589        (971)         (8,342)
                                                                 --------     --------      -------        --------
                                                                                  (continued)


                      PureTec Corporation and Subsidiaries
                      Consolidated Statement of Cash Flows
                  (Dollars in thousands, except per share data)

                                                                   Years ended July 31,    Month ended       Year ended
                                                                      1996        1995    July 31, 1994     June 30,1994
                                                                   -----------  --------  -------------     ------------
NET CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant & equipment ....................    (9,559)    (2,387)      (106)               (3,438)
    Additions to intangibles ....................................      --       (2,776)      --                    (235)
    Purchase of net assets.......................................   (22,328)      (155)    (1,486)                 (371)
    Proceeds from the sale of property, plant and equipment......     1,368       --         --                    --
    Purchase of Ozite Corporation, net of cash acquired of $4,741      --       (8,759)    (2,500)               (7,500)
    Increase in net assets of discontinued operations ...........      --         --         --                  (1,664)
                                                                      -----        ---      -----                 -----
NET CASH USED IN INVESTING ACTIVITIES ...........................   (30,519)   (14,077)    (4,092)              (13,208)

NET CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowing (repayment) under revolving credit facility and
     short term borrowings, net .................................   (10,840)      (869)       (33)                1,827
    Proceeds from long-term debt ................................    18,027        687       --                     436
    Repayment of long-term debt .................................    (7,056)    (2,227)      --                  (3,944)
    Proceeds from private placements and common stock sale by
     equity affiliate............................................     1,487     12,758        667                19,108
    Proceeds from warrant/option exercise .......................      --           46       --                   2,180
    Proceeds from the sale of debentures ........................      --        8,371       --                    --
    Decrease in net assets of discontinued operations ...........      --         --         --                    (716)
                                                                    -------     ------    -------               -------
NET CASH PROVIDED BY FINANCING ACTIVITIES .......................     1,618     18,766        634                18,891
EFFECT OF EXCHANGE RATE CHANGES ON CASH .........................      (665)      --         --                    --
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ............    (1,102)     6,278     (4,429)               (2,659)
CASH AND CASH EQUIVALENTS, beginning of the year.................     7,097        819      5,248                 7,907
                                                                      -----        ---      -----                 -----
CASH AND CASH EQUIVALENTS, end of year...........................     5,995      7,097        819                 5,248
                                                                      =====      =====        ===                 =====
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest.......................................................   $22,113    $ 1,054      $ 110               $ 1,274
  Income taxes...................................................     2,557        --         --                    --
Non-cash transactions:
  Debenture conversion...........................................     1,000        --         --                    --
  Preferred Stock conversion.....................................    (3,274)       --         --                    --
  Issuance of common stock to settle liabilities.................       121        438        --                    320
  Issuance of common stock in connection with acquisitions.......       --         835        --                  4,944
  Issuance of common stock in connection with the Merger.........       --      34,710        --                    --
                                                                                    (concluded)

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

4. INVENTORIES

     Inventories consist of the following:

                                        July 31,               July 31,
                                          1996                   1995
                                        --------               --------
Raw materials & supplies                $ 16,028               $ 18,706
Recycled material                          1,944                  1,848
Work-in-process                            2,074                  2,980
Finished goods                            21,357                 21,983
                                        --------               --------
                                        $ 41,403               $ 45,517
                                        ========               ========

5. PROPERTY, PLANT AND EQUIPMENT


        Property, plant and equipment, consists of the following:

                                         July 31,               July 31,
                                          1996                   1995
                                        --------               --------
 Land and land improvements             $ 12,188               $  9,451
 Buildings and leasehold improvements     15,361                 12,501
 Machinery and equipment                  60,610                 43,879
 Furniture and fixtures                    2,727                  1,147
 Construction in progress                  5,312                  4,045
 Property under lease                      1,200                  1,200
                                        --------               --------
                                          97,398                 72,223
 Accumulated depreciation                (13,192)                (5,193)
                                        --------               --------
                                        $ 84,206               $ 67,030
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

     The above transactions did not result in any compensation cost or expenses, as the exercise prices equaled or exceeded the fair market value of the stock. In the case of the reclassified options, the exercise price at the time of original issue equaled or exceeded the fair market value of the stock (See Note 2 (m)).

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

                      PURETEC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)



    Net pension costs consist of the following:       Year Ended
                                                     July 31,1996
                                                     ------------

    Service cost                                       $ 647
    Interest cost on projected benefit obligation        542
    Actual return on plan assets                        (557)
    Net amortization and deferrals                        88
                                                        ----
                                                        $720
                                                        ====

    The funded status of the Plan is as follows:
                                                       July 31,        July 31,
                                                         1996            1995
                                                       -------         --------
    Vested benefit obligation                          $(5,831)        $(5,098)
                                                       =======         =======

    Accumulated benefit obligation                     $(6,089)        $(5,345)
                                                       =======         =======

    Projected benefit obligation                       $(7,807)        $(7,047)

    Plan assets at fair value                            6,029           5,003
                                                       -------         -------
      Projected benefit obligation in
        excess of plan assets                           (1,778)         (2,044)
    Unrecognized net loss                                 (415)           --
    Less unrecognized actuarial gains and
      losses and prior service costs attributable
      to minority interest in PST                          295             352
                                                       -------         -------
    Accrued pension obligation                         $(1,898)        $(1,692)
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

                                                                                     Years ended
                                                         June 30, 1994              June 30, 1995         July 31, 1996
                                                         -------------              -------------         -------------
Net Sales:
    Plastic Products:
            Domestic                                       $    --                    $   --                 $152,352
            Europe                                              --                        --                   34,158
    Plastic Material                                            --                        --                  142,314
    Recycling                                                22,447                     31,237                 34,772
    Injection molding                                        26,143                     21,713                 17,979
    Corporate & Elimination                                     --                        --                  (36,728)
                                                            -------                   --------               --------
Total Net Sales                                            $ 48,590                   $ 52,950               $344,847
                                                            =======                   ========               ========
Operating income (loss):
    Plastic Products:
            Domestic                                       $    --                    $   --                 $ 19,366
            Europe                                              --                        --                    6,375
    Plastic Material                                            --                        --                    5,907
    Recycling                                                (9,615)                      (482)                (5,491)
    Injection molding                                          (876)                    (4,201)                  (149)
    Corporate & Elimination                                  (4,004)                    (7,304)                (5,688)
                                                            -------                   --------               --------
Total Operating Income (Loss)                              $(14,495)                  $(11,987)              $ 20,318

                                                            =======                   ========               ========
Depreciation and Amortization:
    Plastic Products:
            Domestic                                       $    --                    $   --                 $  4,622
            Europe                                              --                        --                    1,496
    Plastic Material                                            --                        --                    3,589
    Recycling                                                 2,998                      2,473                  1,263
    Injection molding                                         1,361                      1,291                  1,123
    Corporate & Elimination                                      47                        388                  2,457
                                                            -------                   --------               --------
Total Depreciation & Amortization                          $  4,406                   $  4,152               $ 14,550
                                                            =======                   ========               ========
Cumulative effect of change in accounting for income taxes:
    Plastic Products:
            Domestic                                       $    --                    $   --                 $   --
            Europe                                              --                        --                     --
    Plastic Material                                            --                        --                     --
    Recycling                                                   122                       --                     --
    Injection molding                                           --                        --                     --
    Discontinued Operations                                      28                       --                     --
    Corporate & Elimination                                     --                        --                     --
                                                            -------                   --------               --------
Total Change in Accounting Principle                       $    150                   $   --                 $   --
                                                            =======                   ========               ========
Capital expenditures
    Plastic Products & Material:
            Domestic                                       $    --                    $   --                 $  2,440
            Europe                                              --                        --                    3,804
    Plastic Material                                            --                        --                    1,726
    Recycling                                                 2,930                      2,727                    916
    Injection molding                                         1,176                        216                    262
    Corporate & Elimination                                      49                       --                      411
                                                            -------                   --------               --------
Total Capital Expenditures                                 $  4,155                   $  2,943               $  9,559
                                                            =======                   ========               ========
Identifiable Assets
    Plastic Products & Material:
            Domestic                                       $    --                    $134,147               $135,096
            Europe                                              --                      36,667                 37,907
    Plastic Material                                            --                      73,708                 85,900
    Recycling                                                23,361                     27,998                 19,520
    Injection molding                                        16,975                      7,409                  8,251
    Corporate & Elimination                                  16,106                     10,192                  9,067
                                                            -------                   --------               --------
Total Identifiable Assets                                  $ 56,442                   $290,121               $295,740
                                                            =======                   ========               ========

                      PURETEC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)

     Operating income (loss) is total sales less cost of goods sold and operating expenses of each segment before deductions for general corporate expenses not directly related to an individual segment. In computing operating income (loss), none of the following items have been added or deducted: interest expense, income taxes (benefit), loss from discontinued operations and the cumulative effect of the change in accounting principles for income taxes. Identifiable assets by industry are those assets that are used in the Company's operation in each industry segment, including assigned value of goodwill. Corporate identifiable assets consist primarily of cash, prepaid expenses, fixed assets and deferred debt costs offset by the elimination of intersegment profit in ending inventories.

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

     The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Although credit risk related to the Company's trade receivables is limited due to the large number of customers in differing industries and geographic areas, sales to one customer accounted for approximately 16.9% and 19.8% of the company's net sales for the years ended July 31, 1996 and 1995, respectively. Sales to two customers approximated 22% and 12% of continuing operations for the years ended June 30, 1994.

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

/s/ Fred W. Broling          Chairman of the Board and       November 22, 1996
--------------------          Chief Executive Officer
Fred W. Broling

/s/ David C. Katz            Director, President and Chief   November 22, 1996
--------------------          Operating Officer
David C. Katz

/s/ Murray J. Fox            Director and Vice President     November 22, 1996
--------------------
Murray J. Fox

--------------------         Director and Vice President
Leo Gans

/s/ Robert Calabrese         Director                        November 22, 1996
--------------------
Robert Calabrese

/s/ Werner Haase             Director                        November 22, 1996
--------------------
Werner Haase

/s/ Edward Hamway            Director                        November 22, 1996
--------------------
Edward Hamway

--------------------         Director
John J. Harvey

/s/ Peter R. Harvey          Director                        November 22, 1996
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

23.1 Consent of Deloitte & Touche LLP with respect to Registration Statment No. 33- 98266 on Form S-8 and Registration Statement NO. 33-98190 on Form S-3.