Form 10-Q
period 1996-10-31
PURETEC CORP
filed 1996-12-20
CIK 928451

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarterly Period Ended: October 31, 1996

Commission File Number: 0-26508

                               PURETEC CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                        22-3376449
------------------------------                       -------------------
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                       Identification No.)

                65 Railroad Avenue, Ridgefield, New Jersey 07657
                ------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code: (201)941-6550

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                  Yes  X     No___

      As of December 13, 1996, there were 29,339,172 shares of common stock outstanding.

                      PURETEC CORPORATION AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                 C O N T E N T S


                                                                 Page
                                                                 ----

Part I FINANCIAL INFORMATION:


      Item 1. Financial Statements:

               Consolidated Balance Sheets as of                    3
               October 31, 1996 and July 31, 1996

               Consolidated Statements of Operations                4
               for the three month periods ended
               October 31, 1996 and 1995

               Consolidated Statements of Cash Flows              5-6
               for the three month periods ended
               October 31, 1996 and 1995

               Notes to Consolidated Financial                    7-9
               Statements

      Item 2.  Management's Discussion and Analysis             10-14
               of Financial Condition and Results of
               Operations

Part II OTHER INFORMATION:

      Item 1 to Item 6.                                         15-17

      Signatures                                                   18


                            * * * * * * * * * * * *

                      PureTec Corporation and Subsidiaries
                           Consolidated Balance Sheets
                    (Dollars in thousands, except share data)

                                                                           October 31,  July 31,
                               ASSETS                                         1996        1996
                                                                           ---------   ---------
                                                                          (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents .............................................  $   1,206   $   5,995
  Accounts receivable, less allowance for doubtful accounts of $1,414
     as of October 31, 1996 and $980 as of July 31, 1996 ................     40,617      53,675
  Inventories ...........................................................     60,620      41,403
  Prepaid expenses and other current assets .............................      4,445       3,955
                                                                           ---------   ---------
       TOTAL CURRENT ASSETS .............................................    106,888     105,028

PROPERTY, PLANT AND EQUIPMENT, net ......................................     83,591      84,206
EXCESS OF COST OF INVESTMENTS OVER NET ASSETS ACQUIRED
  (net of accumulated amortization of $4,190 and $3,168 as of October 31,
    1996 and July 31, 1996, respectively) ...............................     91,548      92,570

OTHER INTANGIBLE ASSETS, net ............................................      1,227       1,344
OTHER ASSETS, net .......................................................     13,095      12,592
                                                                           ---------   ---------
      TOTAL ASSETS ......................................................  $ 296,349   $ 295,740
                                                                           =========   =========

                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Short - term borrowings ...............................................  $  24,536   $  20,170
  Accounts payable ......................................................     29,476      28,974
  Accrued plant closing and disposal costs ..............................      3,172       3,554
  Accrued expenses ......................................................     25,950      24,947
  Current portion of long term debt .....................................      3,567       5,114
                                                                           ---------   ---------
       TOTAL CURRENT LIABILITIES ........................................     86,701      82,759

OTHER LONG TERM LIABILITIES .............................................      2,592       2,923
PENSION AND POSTRETIREMENT LIABILITIES ..................................      7,336       7,882
DEFERRED INCOME TAXES ...................................................      1,251       1,280
LONG-TERM DEBT ..........................................................    130,701     130,162
-------------------------------------------------------------------------  ---------   ---------
            TOTAL LIABILITIES ...........................................    228,581     225,006

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST .......................................................         26          26

STOCKHOLDERS' EQUITY
   Common stock, $.01 par value  50,000,000 authorized; 29,339,172 and 29,334,551 shares issued and outstanding
    at October  31, 1996 and July 31, 1996, respectively ................        293         293
  Additional paid - in capital ..........................................    129,607     129,606
  Deficit ...............................................................    (61,424)    (58,671)
  Minimum pension liability .............................................       (137)       (137)
  Cumulative foreign currency translation adjustment ....................       (597)       (383)
                                                                           ---------   ---------
    TOTAL STOCKHOLDERS' EQUITY ..........................................     67,742      70,708
                                                                           ---------   ---------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........................  $ 296,349   $ 295,740
                                                                           =========   =========

                 See notes to consolidated financial statements

                      PureTec Corporation and Subsidiaries
                      Consolidated Statements of Operations
                    (Dollars in thousands, except share data)


                                                         Three Months Ended
                                                             October 31,
                                                     ---------------------------
                                                         1996          1995
                                                     ------------   -----------
                                                             (Unaudited)

NET SALES .........................................  $     65,960        67,648
                                                     ------------   -----------
COSTS AND EXPENSES:
       Cost of goods sold .........................        53,562        56,125
       Selling, general and administrative ........         8,258         6,244
       Amortization of intangibles ................         1,143         1,152
       Research and development ...................           158           308
                                                     ------------   -----------
                                                           63,121        63,829
                                                     ------------   -----------

INCOME  FROM OPERATIONS ...........................         2,839         3,819

OTHER (INCOME) EXPENSES:
       Interest expense ...........................         4,479         4,579
       Debt issuance cost and discount amortization           580           502
       Equity in loss of affiliates ...............          --             165
       Other, net .................................           (14)         (203)
                                                     ------------   -----------
                                                            5,045         5,043
                                                     ------------   -----------

LOSS  FROM CONTINUING OPERATIONS BEFORE
       INCOME TAXES ...............................        (2,206)       (1,224)
       Provision  for income taxes ................           547           445
                                                     ------------   -----------
LOSS FROM CONTINUING OPERATIONS ...................        (2,753)       (1,669)

DISCONTINUED OPERATIONS:
       Loss from non-woven textiles operations ....            --          (206)

                                                     ------------   -----------
NET LOSS ..........................................  $     (2,753)       (1,875)
                                                     ============   ===========


LOSS  PER COMMON SHARE:
          Loss from continuing operations .........  $      (0.09)        (0.06)
          Loss from discontinued operations .......            --   $     (0.01)
                                                     ------------   -----------
       Net loss ...................................  $      (0.09)        (0.07)
                                                     ============   ===========



WEIGHTED AVERAGE NUMBER OF COMMON
       SHARES OUTSTANDING .........................    29,339,172    27,124,043

                                                     ============   ===========

See notes to consoldiated financial statements

                      PureTec Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                           Three Months Ended
                                                                                October 31,
                                                                             1996       1995
                                                                           --------   -------
                                                                               (Unaudited)
NET CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss from continuing operations .....................................  $ (2,753)   (1,669)
Adjustments to reconcile net loss from continuing operations to net cash
   (used in) provided by operating activities from continuing operations:
          Depreciation and amortization .................................     4,081     3,449
          Loss (gain) on disposal of property and equipment .............        (6)     (286)
          Bad debt allowance ............................................       433       596
          Deferred income tax benefit ...................................       (80)       (9)
          Changes in operating assets and liabilities net of effects from acquisition:
          (Increase) decrease in assets:
            Accounts receivable .........................................    12,875     5,571
            Inventories .................................................   (19,091)  (13,335)
            Prepaid expenses and other current assets ...................      (488)   (2,019)
            Other assets ................................................    (2,826)      101
          Increase (decrease) in liabilities:
            Accounts payable ............................................       338     6,100
            Accrued plant closing and disposal costs ....................      (382)     (186)
            Accrued expenses ............................................     2,772     6,350
            Other Liabilities............................................    (1,009)      187
                                                                           --------   -------
NET CASH  (USED IN) PROVIDED BY  OPERATING ACTIVITIES
          FROM CONTINUING OPERATIONS ....................................    (6,136)    4,850
                                                                           --------   -------

          Loss from discontinued operations .............................      --        (206)
NET CASH USED IN OPERATING ACTIVITIES FROM                                 ---------  -------
          DISCONTINUED OPERATIONS .......................................      --        (206)
                                                                           --------   -------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES .....................    (6,136)    4,644
                                                                           --------   -------


                                                                     (Continued)

                 See notes to consolidated financial statements

                      PureTec Corporation and Subsidiaries
                      Consolidated Statement of Cash Flows
                             (Dollars in thousands)

                                                             Three Months Ended
                                                                 October 31,
                                                               1996       1995
                                                             -------   --------
                                                                 (Unaudited)
NET CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment ............   (1,434)    (2,457)
    Additions to intangibles ..............................     --       (1,090)
    Purchase of net assets ................................     --      (22,820)
    Proceeds from the sale of property, plant, & equipment         6        830
    Investment used for Burlington purchase ...............     --       13,500
                                                             -------   --------

NET CASH USED IN INVESTING ACTIVITIES .....................   (1,428)   (12,037)
                                                             -------   --------

NET CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowing (repayments) under revolving credit
         facility and short-term borrowing, net ...........    4,366      4,088
    Proceeds from long-term debt ..........................       92      6,485
    Repayments of long-term debt ..........................   (1,547)      (682)
    Proceeds from warrant/option exercise .................        1       --
                                                             -------   --------
NET CASH PROVIDED BY FINANCING ACTIVITIES .................    2,912      9,891
                                                             -------   --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH ...................     (137)       (82)
                                                             -------   --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ......   (4,789)     2,416
                                                             -------   --------

CASH AND CASH EQUIVALENTS, beginning of the period ........    5,995      7,097
                                                             -------   --------

CASH AND CASH EQUIVALENTS, end of period ..................  $ 1,206   $  9,513
                                                             =======   ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:

     Interest .............................................  $   826   $    915
     Income taxes .........................................      233       --

Non-cash transactions:
     Debenture conversion .................................     --        1,000
     Issuance of note payable to seller - Burlington Resins     --        4,000

                 See notes to consolidated financial statements

                      PureTec Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

      1. ORGANIZATION, DESCRIPTION OF BUSINESS AND ACQUISITIONS

      PureTec's principal businesses are the manufacturing of garden hose, specialty plastic compounds and fabricated precision plastic components for consumer and industrial markets, the manufacturing of dispersion (plastisol) and specialty suspension (copolymer and blending) polyvinyl chloride ("PVC") resins and the recycling of plastics and injection molding of custom parts using both recycled and virgin plastic materials. The Company services its markets through its network of 22 manufacturing facilities, located in key points throughout the United States, with two locations in Europe and one in Canada.

      In September 1996, the recycling operations of PureTec were sold to Plastic Specialties & Technologies, Inc., an 83% owned subsidiary of the Company. This sale transaction included the sale of certain fixed assets, raw material inventory and other assets for $4,400 in cash and a $1,769 contribution to capital. This transaction had no material effect on consolidated financial statements of the Company. As PST is a consolidated subsidiary except to the extent that the operating results of the recycling operations are attributed to the minority interests in PST, such transaction had no material affect on the current operating results herein.

      The statement of operations for the three months ended October 31, 1995 has been restated for the effects of the discontinuance of the Ozite Manufacturing Division which occurred on December 21, 1995 as disclosed in the Form 10-Q for the Quarter ended January 31, 1996 and in the Form 10-K/A-1 for the year ended July 31, 1996.

2. INTERIM FINANCIAL INFORMATION

      The consolidated balance sheet of the Company as of October 31, 1996, the consolidated statements of operations for the three month periods ended October 31, 1996 and 1995 and the consolidated statements of cash flows for the three months ended October 31, 1996 and 1995 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows have been included.


      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The July 31, 1996 balance sheet data is derived from the audited consolidated financial statements. The attached financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A-1 for the year ended July 31, 1996.

3. COMMITMENTS AND CONTINGENCIES

      The Company and certain of its directors are currently defendants in two proceedings brought by shareholders and former employees who seek, among other things, injunctive relief, damages, and royalties. The Company has agreed to indemnify the directors for any final judgments against them in these proceedings. The Company currently has accrued $150 in connection with settling this matter.

      Ozite Corporation, a wholly owned subsidiary ("OZITE") has been named as a potentially responsible party ("PRP") by the Texas Natural Resource
Conservation Commission ("TNRCC") concerning a site near Ranger, Texas, formerly used as a disposal site for toxic materials. On August 25, 1994, a Proposed Remedial Action report was distributed by TNRCC that described six alternatives to remediate the contaminants identified as present in the soil. The monetary range of the alternatives advanced by the TNRCC was an estimate of $47 on the low end to $1,392 for the high end. The TNRCC has recommended the remediation alternative that provides for excavation and off-site disposal of contaminated soil, backfill of the site with clean fill, possible fence-line ambient air monitoring and routine sampling and monitoring of the groundwater. The estimated cost for this remediation alternative is $663. At this time, the approximately 40 PRP's include a significant number of major corporations which will be involved in the cleanup and will, more likely than not, significantly participate in the expense of such cleanup. At this time, other than as indicated above, Ozite cannot assess its ultimate liability. However, considering the remediation alternative currently being recommended by the TNRCC and the significant number of major corporations involved in the clean-up, the Company believes that the ultimate outcome will not have a material adverse effect on its consolidated financial position or results of operations.

      On February 18, 1993, Ware Chemical Co. ("Ware Chemical"), a former PST subsidiary (now dormant), was served with a third party complaint in the matter of United States v. Davis. In Davis, the United States has alleged that certain private entities are liable, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), for cleanup costs that have been incurred, and will be incurred in the future, with respect to the remediation of the Davis Landfill site in Rhode Island. Ware Chemical was owned by Dart Industries (now Kraft, Inc.) during the time in question (1975-1977), and Kraft has agreed to assume all liability.


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

4. INVENTORIES:

Inventories consist of the following:

                                                        October 31,   July 31,
                                                           1996         1996
                                                        ----------   ----------
                                                       (Unaudited)

     Raw materials & supplies                           $   18,651   $   16,028
     Recycled material                                         664        1,944
     Work-in-process                                         2,599        2,074
     Finished goods                                         38,706       21,357
                                                        ----------   ----------
                                                        $   60,620   $   41,403
                                                        ==========   ==========

5. INCOME TAXES

      The Company's tax provision for the periods ended October 31, 1996 and 1995 are primarily due to the Company's foreign operations. The tax provisions do not reflect the expected 34% benefit based on existing Federal tax rates due to the sizable operating losses experienced in its domestic operations. The Company has not anticipated the tax benefits of such losses as it is more likely than not that such deferred tax asset would not be realizable at this time. Information with respect to net operating losses as reported in Note 12 of the Company's 10K/A-1 for the year ended July 31, 1996.

6. STYREX TERM AND REVOLVING CREDIT FACILITY

      In connection with the sale of Pure Tech Plastics, Inc. and subsidiaries ("PTP") to PST in September 1996 (see Note 1), the Company repaid the loans outstanding at that time relating to PTP. Styrex subsequently paid off its loans to the bank on November 11, 1996 when it signed a new Loan and Security Agreement (the "Styrex Loan Agreement") with a Finance Company for a period of three years. The Styrex Loan Agreement provides for a term loan and revolving loans up to a maximum of $6,000 and letters of credit of up to $1,000 and is secured by all of the assets of Styrex. Advances under the agreement bear interest at the rate of prime plus 1 1/2%. The initial term loan of $1,360 has scheduled repayments of $23 per month beginning December 1, 1996. As of October 31, 1996.

7. ACCOUNTING FOR STOCK BASED COMPENSATION

      In October of 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). SFAS 123 established a fair value-based method of accounting for compensation cost related to stock options and other stock-based compensation awards. SFAS 123 is effective for fiscal years beginning after December 15, 1995 (the Company's 1997 fiscal year) for employee compensation awards and effective for all transactions entered into after December 15, 1995 for transactions to acquire goods or services from other than employees. However, SFAS 123 allows an entity to continue to measure employee compensation costs using the principles of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," ("APB No. 25") if certain proforma disclosures are made. The Company will continue to account for its employee stock compensation arrangements under the provisions of APB No. 25, and stock transactions to acquire goods or services from other employees under the provisions of SFAS 123.

                                     PART I
                              FINANCIAL INFORMATION
                  (Dollars in thousands, except per share data)

Item 1. FINANCIAL STATEMENTS

      See pages 3 through 9.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

      The following table sets forth the percentages of net sales of the Company represented by the components of income and expense for the three month periods ended October 31, 1996 and 1995:

                                                             1996          1995
                                                             ----          ----

Net sales ...........................................         100%         100%
Cost of goods sold ..................................       (81.2)       (83.0)
                                                             ----         ----
Gross profit ........................................        18.8         17.0

Selling, general and administrative expenses ........       (12.6)        (9.2)
Amortization of intangibles .........................        (1.7)        (1.7)
Research and development ............................        (0.2)        (0.5)
                                                             ----         ----
Operating income ....................................         4.3          5.6

Interest expense ....................................        (6.8)        (6.8)
Debt issuance cost and discount amortization ........        (0.9)        (0.7)
Equity in loss of affiliate .........................         --          (0.2)
Other, net ..........................................        (0.0)         0.3
                                                             ----         ----
Loss  from continuing operations
     before income taxes ............................        (3.4)        (1.8)
Provision for income taxes ..........................        (0.8)        (0.7)
                                                             ----         ----
Loss from continuing operations .....................        (4.2)        (2.5)

Discontinued operations .............................         --          (0.3)
                                                             ----         ----

Net loss ............................................        (4.2)        (2.8)
                                                              ===          ===

Three months ended October 31, 1996  vs. three months ended October 31, 1995:

      Net sales from continuing operations in the three-month period ended October 31, 1996 were $65,960 compared to $67,648 in the three month period ended October 31, 1995. The decrease is mainly attributable to price decreases for PET and decreases in sales volume for specialty resins and garden hose. The decrease was partially offset by increased sales volume in dip tubing, gaskets, medical tubing, PVC compound and injection molding. The apparent comparitive decline in hose sales volume is directly attributable to a late hose selling season in fiscal 1995 which carried over to fiscal 1996. Garden hose sales for fiscal 1996, although much higher, did not carry over to fiscal 1997.

      Gross profit for the three months ended October 31, 1996 was $12,398, an increase of $875, (7.6 %) compared to a gross profit of $11,523, for the three months ended October 31, 1995. Gross profit as a percentage of sales increased to 18.8 % from 17.0% for the same period. The increase is principally attributable to lower raw material costs for most segments and improved manufacturing efficiencies, partially offset by a sharp decline in selling prices for PET.

      Selling, general and administrative expenses for the three months ended October 31, 1996 were $8,258, a $2,014, (32 %) increase compared to the three months ended October 31, 1995. As a percentage of net sales, these expenses increased to 12.6 % from 9.2% for the same period. The increase is attributable to (i) the Company evaluated and reduced certain previously accrued expenses including management compensation in the last quarter of fiscal 1996, (ii) an increase in warehousing costs, and (iii) since the purchase of the specialty vinyl resins facility from Oxy Chem in August of 1995, the Company has added to its technical sales and marketing capabilities in connection with this business.

      Operating income for the three months ended October 31, 1996 and 1995 were $2,839 and $3,819, respectively. The $980 decrease in operating income is primarily attributable to the decline in PET prices, decreased sales volume and higher selling general and administrative expenses.

      Interest expense, net of amortization of deferred financing costs for the three month periods ended October 31, 1996 and 1995 were $4,479 and $4,579 respectively. This $100 or 2% decrease is primarily attributable to lower average short term borrowing.

      The income tax provision for the three months ended October 31, 1996 and 1995 is comprised of foreign tax provisions of $547 and $445 respectively.

      The Company had a loss from continuing operations for the three month period ended October 31, 1996 and 1995 of $ 2,753 and $1,669 respectively.

      The Company sold its Ozite manufacturing division in March of 1996. The $206 loss recorded by this operation for the three months ended October 31, 1995 is reflected as a discontinued operation for the period.

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

      Cash and cash equivalents decreased $4,789 for the three months ended October 31, 1996 compared to a $2,416 increase for the three months ended October 31, 1995. The changes for these periods were attributable to the factors discussed below.

      For the three months ended October 31, 1996, net cash used in operating activities was $6,136. The

Company funded operating activities, repaid $3,003 of its outstanding debt, disbursed $1,434 on capital improvements by increasing short term borrowings by $4,366 and decreasing its cash by $4,789.

      For the three months ended October 31, 1995, net cash provided by operating activities was $4,644. The Company used the $4,644 in cash generated from operating activities, along with $4,088 from short term borrowings, $6,485 from long term borrowings, and $830 from proceeds on the sale of equipment to repay $682 of long term debt, disburse $2,457 for capital expenditures and to purchase the net assets of a resin manufacturing facility for $22,820 (less $13,500 in cash previously held in escrow).

      The Company had working capital of approximately $20,187 at October 31, 1996 compared to working capital of approximately $22,269 at July 31, 1996. This decrease in working capital is attributable to a $13,058 decrease in account receivable, a $4,366 increase in short term borrowing, and aggregate increase in accrued expenses (including interest) of $2,772, partially offset by a $19,091 increase in inventories.

      The Company's businesses are relatively stable and mature and do not generally require significant ongoing additions to plant and equipment. Capital expenditures for the three month period ended October 31, 1996 and 1995 were $1,434 and $2,457, respectively.

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

      On August 16, 1995, in connection with its acquisition of the Burlington, New Jersey facility, the Company's Burlington Resins, Inc. subsidiary has entered into a revolving credit facility with Commercial Bank for up to $5,500 based on levels of inventory and accounts receivable. Interest on this facility is the prime rate plus 1.25%. The prime rate as of October 31, 1996 was 8.5%. At October 31, 1996, there was $1,693 outstanding on this loan. The Company has also received a term loan from Commercial Bank in the principal amount of $5,500. This term loan is payable in 28 quarterly installments of the Commercial Bank approximately $196,000 plus interest accrued at the prime rate plus 1.25%. At October 31, 1996 there was $3,928 outstanding on this term loan. The Commercial Bank agreement contains covenants, the most restrictive of which are the maintenance of certain financial ratios, prohibition of the incurrence of additional indebtedness, the payment of dividends, certain related party transactions and limitations on capital expenditures. The loans are secured by the property, plant and equipment, accounts receivable and inventory of Burlington Resins, Inc. The Company also has a term loan in the amount of $4,000 provided by Occidental Chemical Corporation. This loan is subordinated to the Commercial Bank debt, and is payable on a quarterly basis beginning after year two of the loan, interest only, and after year four, interest and principal. At October 31, 1996 there was $4,000 outstanding on this loan.


      In February 1996, Styrex and PureTech Plastics, Inc. and subsidiaries ("PTP") entered into a Loan and Security Agreement with a bank ("Styrex/PTP Loan") providing an aggregate revolving credit line of $7,500 and an aggregate term loan of $5,000. The proceeds of the loan were used to pay off existing debt. In September 1996 the Company repaid the amount outstanding at that time relating to PTP. Styrex subsequently paid off its loans to the bank on November 11, 1996 when it signed a new Loan and Security Agreement (the "Styrex Loan Agreement") with a Finance Company for a period of three years. The Styrex Loan Agreement provides for a term loan and revolving loans up to a maximum of $6,000 and letters of credit of up to $1,000 and is secured by all of the assets of Styrex. Advances under the agreement bear interest at the rate of prime plus 1 1/2%. The initial term loan of $1,360 has scheduled repayments of $23 per month beginning December 1, 1996. As of October 31, 1996 the revolving loan and the term loan balances were $867 and $1,457 respectively.

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

      Construction has commenced on a new plant in Northern Ireland for the Company's Unichem division. For purposes of this new business venture, a new subsidiary has been formed, Colorite Europe Limited (a United Kingdom company). The anticipated total capital costs for the Company in connection with this new Unichem plant are approximately $3 million. The Company has received commitments for certain grants, subsidies and other inducements from government authorities in Northern Ireland. The Company plans to finance a large part of its capital costs of this new plant by using cash reserves (and possibly some additional borrowing from a commercial bank) at Action Belgium N.V.

Inflation

      Generally, the Company's operations have benefited from relatively stable or declining prices for raw materials. In fiscal 1997 the Company benefited domestically from declining raw material costs except for the significant decline in PET prices related to supply and demand factors. Foreign operations saw raw material costs continue to rise until they stabilized during the second quarter of 1996. Raw material costs have generally stabilized at this time. In the event significant inflationary trends were to resume, management believes that the Company will generally be able to offset the effects thereof through continuing improvements in operating efficiencies and increasing prices, to the extent permitted by competitive factors. However, there can be no assurance that all such cost increases can be passed through to customers.

                                     PART II
                                OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

      The Company is party to certain litigation and environmental proceedings in the ordinary course of business, none of which the Company believes are likely to have a material adverse effect on its consolidated financial position or results of operations.

      Ozite is engaged in litigation in which it seeks damages from the former owner of Dalen, a discontinued segment of Ozite. In December 1987, Ozite commenced legal proceedings against the seller of Dalen, seeking monetary damages and other equitable relief from the seller for various misrepresentations made in its financial statements and other miscellaneous information, based on which Ozite elected to proceed with the purchase of Dalen. The seller has counterclaimed for the recovery of the balance of the purchase price in an amount approximately equal to $4,000,000 plus accrued interest and punitive damages. The ultimate outcome of either of these actions is presently undeterminable. However, the Company believes the ultimate outcome will not have a material adverse effect on its financial position or results of operations. The amount of the Dalen financial exposure cannot be quantified because of the uncertainties of litigation.

      PTIP, certain of its directors, three former directors and its President were defendants in a lawsuit brought in 1989 in New Jersey Superior Court and are currently defendants in a lawsuit brought in 1989 in New Jersey Superior Court by Frank Tammera, Sr., a stockholder and former officer and director of PTIP and Frank Tammera, Jr., a former officer of PTIP. Both Messrs. Tammera were terminated in June 1989 under circumstances which PTIP believes constituted "cause" for termination. In his lawsuit, Frank Tammera, Sr. sought (I) reinstatement as an officer and director, (ii) the repayment of certain debts allegedly owed to him by PTIP, (iii) damages for breach of contract and fiduciary duty and fraud, (iv) invalidation of certain restrictive covenants,
(v) payment of certain royalties allegedly due him relating to use of PTIP's proprietary technology, and (vi) reversal of the deposit in escrow of approximately 690,000 shares of stock as a condition to an underwriting in 1989 and the issuance of these shares to two members of Mr. Tammera's family and a third stockholder. Frank Tammera, Jr.'s suit seeks reinstatement, damages for alleged breach of his employment agreement, damages for the repayment of certain debts allegedly owed to him and asks for invalidation of certain restrictive covenants. Trial of the Frank Tammera, Sr. lawsuit commenced in April 1991 and concluded in 1995. In March 1996, the New Jersey Superior Court decided that PTIP did not have to reinstate Mr. Tammera, Sr., that his termination had been for cause, and that PTIP was obligated to pay him only approximately $30,000 of indebtedness, which PTIP had acknowledged, and $14,377 in royalties. The court dismissed Tammera Sr.'s claims of fraud and breach of contract and fiduciary duty. Existing agreements between PTIP and Mr. Tammera, Sr. were upheld including his escrow agreement with PTIP. Final judgement in the Frank Tammera, Sr. suit was entered on June 6, 1996. In August 1996, Mr. Tammera, Sr. appealed the court's decision. The Frank Tammera, Jr. lawsuit has been stayed pending the resolution of the Frank Tammera, Sr. lawsuit.

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

      On February 18, 1993, Ware Chemical Co. ("Ware Chemical"), a former PST subsidiary (now dormant), was served with a third party complaint in the matter of United States v. Davis. In Davis, the United States has alleged that certain private entities are liable, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), for cleanup costs that have been incurred, and will be incurred in the future, with respect to the remediation of the Davis Landfill site in Rhode Island.

      Ware Chemical was owned by Dart Industries (now Kraft, Inc.) during the time in question (1975-1977), and Kraft has agreed to assume all liability.

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

      In August 1995, North York Performing Arts Centre, a Canadian Corporation, instituted suit against Ozite and PST and others, claiming that certain wall covering manufactured by Ozite and/or PST was defective, causing damage to a theater located in Ontario. The plaintiff claims $900,000 in compensatory damages and $600,000 in additional damages. The matter has been referred to the insurance carriers for each of the entities. Discovery is just beginning.

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

Item 2. CHANGES IN SECURITIES:                                   None

Item 3. DEFAULT UPON SENIOR SECURITIES:                          None

Item 4. SUBMISSION OF MATTERS TO A VOTE
        OF SECURITY HOLDERS:                                     None

Item 5. OTHER INFORMATION:                                       None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K:                        None

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          PURETEC CORPORATION


          By:/s/ Thomas V. Gilboy
             ___________________________________
          Thomas V. Gilboy
          Chief Financial Officer and Vice President


Dated: December 20, 1996