Form 10-Q
period 1997-01-31
PURETEC CORP
filed 1997-03-17
CIK 928451

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)

                     of the Securities Exchange Act of 1934

For Quarterly Period Ended:    January 31, 1997

Commission File Number:   0-26508

                               PURETEC CORPORATION

             (Exact name of Registrant as specified in its charter)

           DELAWARE                                              22-3376449
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

                           Yes   X                   No

         As of March 13, 1997, there were 29,339,172 shares of common stock outstanding.

                      PURETEC CORPORATION AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                 C O N T E N T S

                                                                        Page

Part I  FINANCIAL INFORMATION:

       Item 1.        Financial Statements:

                      Consolidated Balance Sheets as of                   3
                      January 31, 1997 and July 31, 1996

                      Consolidated Statements of Operations              4-5
                      for the three and six  month periods ended
                      January 31, 1997 and 1996

                      Consolidated Statements of Cash Flows              6-7
                      for the six month periods ended
                      January 31, 1997 and 1996

                      Notes to Consolidated Financial                    8-10
                      Statements

       Item 2.        Management's Discussion and Analysis              11-15
                      of Financial Condition and Results of
                      Operations

Part II  OTHER INFORMATION:

       Item 1 to Item 6.                                                16-17

       Signatures
                                                                          18

                           * * * * * * * * * * * *

                     PURETEC CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)



                                                                                               January 31,      July 31,
                                       ASSETS                                                     1997           1996
                                                                                               ---------       ---------
                                                                                              (Unaudited)
CURRENT ASSETS:
       Cash and cash equivalents......................................................       $  1,408         $  5,995
       Accounts receivable, less allowance for doubtful accounts of $838
          as of January 31, 1997 and $980 as of July 31, 1996.........................         45,231           53,675
       Inventories....................................................................         77,777           41,403
       Prepaid expenses and other current assets......................................          3,290            3,955
                                                                                             --------         --------
            TOTAL CURRENT ASSETS......................................................        127,706          105,028

PROPERTY, PLANT AND EQUIPMENT, net....................................................         83,377           84,206
EXCESS OF COST OF INVESTMENTS OVER NET ASSETS ACQUIRED
       (net of accumulated amortization of $4,820 and $3,168 as of January 31,
          1997 and July 31, 1996, respectively).......................................         90,918           92,570
OTHER INTANGIBLE ASSETS, net..........................................................          1,338            1,344
OTHER ASSETS, net.....................................................................         11,131           12,592
                                                                                             --------         --------
            TOTAL ASSETS..............................................................       $314,470         $295,740
                                                                                             ========         ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
       Short-term borrowings..........................................................       $ 56,366         $ 20,170
       Accounts payable...............................................................         26,384           28,974
       Accrued plant closing and disposal costs.......................................          2,165            3,554
       Accrued expenses...............................................................         21,714           24,947
       Current portion of long term debt..............................................          1,765            5,114
                                                                                             --------         --------
            TOTAL CURRENT LIABILITIES.................................................        108,394           82,759


OTHER LONG TERM LIABILITIES...........................................................          3,059            2,923
PENSION AND POSTRETIREMENT LIABILITIES................................................          7,510            7,882
DEFERRED INCOME TAXES.................................................................             51            1,280
LONG-TERM DEBT........................................................................        132,380          130,162
                                                                                             --------         --------
            TOTAL LIABILITIES.........................................................        251,394          225,006

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST.....................................................................             26               26


STOCKHOLDERS' EQUITY
     Common stock, $.01 par value  50,000,000 authorized; 29,339,172 and 29,334,551 shares issued and outstanding
          at January 31, 1997 and July 31, 1996, respectively.........................            293              293
     Treasury Stock...................................................................           (687)               -
     Additional paid-in capital.......................................................        129,607          129,606
     Deficit..........................................................................        (64,641)          (8,671)
     Minimum pension liability........................................................           (137)            (137)
     Cumulative foreign currency translation adjustment ..............................         (1,385)            (383)
                                                                                             --------         --------
            TOTAL STOCKHOLDERS' EQUITY................................................         63,050           70,708
                                                                                             --------         --------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................................       $314,470         $295,740
                                                                                             ========         ========

                See notes to consolidated financial statements

                     PURETEC CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Dollars in thousands, except share data)

                                                                                                       Three Months Ended
                                                                                                          January 31,
                                                                                                   ---------------------------
                                                                                                      1997              1996
                                                                                                   ----------       ----------
                                                                                                          (Unaudited)
NET SALES..............................................................................            $   66,431       $   73,053
                                                                                                   ----------       ----------
COSTS AND EXPENSES:
       Cost of goods sold..............................................................                52,564           59,147
       Selling, general and administrative.............................................                 9,518            9,194
       Amortization of intangible assets...............................................                   641              868
       Research and development........................................................                   169              354
                                                                                                   ----------       ----------
                                                                                                       62,892           69,563
                                                                                                   ----------       ----------

INCOME  FROM OPERATIONS................................................................                 3,539            3,490

OTHER (INCOME) EXPENSES:
       Interest expense................................................................                 5,014            5,114
       Debt issuance cost and discount amortization....................................                   608              510
       Equity in loss of affiliates....................................................                   265              401
       Other, net .....................................................................                   (80)              40
                                                                                                    ----------      ----------
                                                                                                        5,807            6,065
                                                                                                    ----------      ----------

LOSS  FROM CONTINUING OPERATIONS BEFORE INCOME TAXES...................................                (2,268)          (2,575)
       Provision (benefit) for income taxes............................................                   404             (292)
                                                                                                   ----------       ----------
LOSS FROM CONTINUING OPERATIONS........................................................                (2,672)          (2,283)

DISCONTINUED OPERATIONS:
       Loss from non-woven textiles operations.........................................                  (545)          (2,218)
                                                                                                   ----------       ----------
NET LOSS...............................................................................            $   (3,217)      $   (4,501)
                                                                                                   ==========        ==========


LOSS  PER COMMON SHARE:
          Loss from continuing operations..............................................            $    (0.09)      $    (0.09)
          Loss from discontinued operations............................................            $    (0.02)      $    (0.08)
                                                                                                   ==========       ==========
       Net loss........................................................................            $    (0.11)         $ (0.17)
                                                                                                   ==========       ==========




WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING..................................             29,339,172       27,223,000
                                                                                                   ==========       ==========

                See notes to consolidated financial statements

                                PURETEC CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Dollars in thousands, except share data)

                                                                             Six Months Ended
                                                                                January 31,
                                                                           ------------------------
                                                                             1997          1996
                                                                           ----------    ----------
                                                                                  (Unaudited)
NET SALES ..........................................................     $     132,391    $   140,701
                                                                           ------------   -----------
COSTS AND EXPENSES:
       Cost of goods sold ..........................................           106,126        115,272
       Selling, general and administrative .........................            17,776         15,438
       Amortization of intangible assets ...........................             1,784          2,020
       Research and development ....................................               327            662
                                                                           ------------    ----------
                                                                               126,013        133,392
                                                                           ------------    ----------

INCOME FROM OPERATIONS .............................................             6,378          7,309

OTHER (INCOME) EXPENSES:
       Interest expense ............................................             9,493          9,693
       Debt issuance cost and discount amortization ................             1,188          1,012
       Equity in loss of affiliates ................................               265            566
       Other, net ..................................................               (94)          (163)
                                                                              ----------     ----------
                                                                                10,852         11,108
                                                                              ----------     ----------

LOSS FROM CONTINUING OPERATIONS BEFORE
       INCOME TAXES ................................................            (4,474)        (3,799)
       Provision for income taxes ..................................               951            153
                                                                           ------------    -----------
LOSS FROM CONTINUING OPERATIONS ....................................            (5,425)        (3,952)

DISCONTINUED OPERATIONS:
       Loss from non-woven textiles operations .....................              (545)        (2,424)
                                                                           ------------    -----------

NET LOSS ...........................................................        $   (5,970)     $  (6,376)
                                                                            ===========    ==========


LOSS PER COMMON SHARE: .............................................
          Loss from continuing operations ..........................         $   (0.18)         (0.15)
          Loss from discontinued operations ........................         $   (0.02)         (0.09)
                                                                           ------------    -----------

       Net loss ....................................................         $   (0.20)         (0.24)
                                                                           ============    ===========



WEIGHTED AVERAGE NUMBER OF COMMON
       SHARES OUTSTANDING ..........................................        29,339,172     27,173,000
                                                                           ===========     ===========

                     See notes to consolidated statements

                     PURETEC CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)


                                                            Six Months Ended
                                                              January 31,
                                                            1997          1996
                                                          --------      --------
NET CASH FLOWS FROM OPERATING ACTIVITIES:                         (Unaudited)

Net Loss from continuing operations....................... $ (5,425)   $ (6,376)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities from continuing operations:

    Depreciation and amortization.........................    7,603       7,120
    Gain on disposal of property and equipment............      (10)       (301)
    Bad debt allowance....................................     (143)        591
    Deferred income tax benefit...........................   (1,252)        (64)
    Changes in operating assets and liabilities net
      of effects from acquisition:
   (Increase) decrease in assets:
      Accounts receivable.................................    8,621      (2,296)
      Inventories.........................................  (36,328)    (18,240)
      Prepaid expenses and other current assets...........      658      (1,447)
      Other assets........................................     (589)       (540)
    Increase (decrease) in liabilities:
      Accounts payable....................................   (2,640)      2,883
      Accrued plant closing and disposal costs............   (1,389)       (347)
      Accrued expenses....................................   (3,233)      1,397
      Other Liablities....................................     (372)        216
                                                            -------     -------
NET CASH USED IN OPERATING ACTIVITIES
      FROM CONTINUING OPERATIONS..........................  (34,499)    (17,404)
                                                            -------     -------

      Loss from discontinued operations...................     (545)      1,445
                                                            -------     -------
NET CASH USED IN OPERATING ACTIVITIES FROM
      DISCONTINUED OPERATIONS.............................     (545)      1,445
                                                            -------     -------

NET CASH USED IN OPERATING ACTIVITIES.....................  (35,044)    (15,959)
                                                            -------     -------

                                                                     (Continued)

                See notes to consolidated financial statements

                 PURETEC CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                        (Dollars in thousands)

                                                        Six Months Ended
                                                           January 31,
                                                       1997           1996
                                                    -----------    -----------
NET CASH FLOWS FROM INVESTING ACTIVITIES:                  (Unaudited)
  Additions to property, plant and equipment.....        (3,844)        (5,304)
  Additions to intangibles.......................             -         (1,095)
  Purchase of net assets.........................             -        (26,820)
  Proceeds from the sale of property,
    plant, & equipment...........................            20            848
  Investment used for Burlington purchase........             -         13,500
                                                    -----------    -----------

NET CASH USED IN INVESTING ACTIVITIES............        (3,824)       (18,871)
                                                    -----------    -----------

NET CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowing under revolving credit
    facility and short-term borrowing, net.......        36,196         16,872
  Proceeds from long-term debt...................         2,288         11,359
  Repayments of long-term debt...................        (3,349)        (1,217)
  Proceeds from private placements...............             -            967
  Proceeds from warrant/option exercise..........             1              -
                                                    -----------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES.........       35,136         27,981
                                                    -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH...........         (855)           170
                                                    -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS.........       (4,587)        (6,679)
                                                    -----------    -----------

CASH AND CASH EQUIVALENTS, beginning
  of the period...................................        5,995          7,097
                                                    -----------    -----------

CASH AND CASH EQUIVALENTS, end of period..........  $     1,408    $       418
                                                    ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest .......................................  $     9,304    $     9,068
  Income taxes....................................        1,296            652

Non-cash transactions:
  Debenture conversion............................            -          1,000
  Issuance of note payable to seller-

    Burlington Resins.............................            -          4,000
  Exchange of equity investment stock for
    PureTec stock (Treasury) .....................          687              -

                See notes to consolidated financial statements

                      PURETEC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)

1.     ORGANIZATION

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

       In September 1996, the recycling operations of PureTec were sold to Plastic Specialties & Technologies, Inc., ("PST") an 83% owned subsidiary of the Company. This sale transaction included the sale of certain fixed assets, raw material inventory and other assets for $4,400 in cash and a $1,769 contribution to capital. This transaction had no material effect on consolidated financial statements of the Company as PST is a consolidated subsidiary, except to the extent that the operating results of the recycling operations are attributable to the minority interests in PST. Such transaction had no material affect on the current operating results herein.

2.      INTERIM FINANCIAL INFORMATION

       The consolidated balance sheet of the Company as of January 31, 1997, the consolidated statements of operations for the three and six month periods ended January 31, 1997 and 1996 and the consolidated statements of cash flows for the six months ended January 31, 1997 and 1996 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows have been included.

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

       Ozite is also engaged in litigation in which it seeks damages from the former owner of Dalen ("Dalen"), a discontinued segment of Ozite. In December 1987, Ozite commenced legal proceedings against the seller of Dalen, seeking monetary damages and other equitable relief from Dalen for various misrepresentations made in its financial statements and other miscellaneous information presented on which Ozite elected to proceed with the purchase of Dalen. The former owner of Dalen has counterclaimed for the enforcement of his rights in the subject matter and for recovery of the balance of the purchase price in an amount approximately equal to $3,000 plus accrued interest, amounts claimed to be due under a consulting agreement, and punitive damages. The total amount demanded by the seller is approximately $11,000. The ultimate outcome of either of these actions is presently undeterminable. However, the Company believes the ultimate outcome will not have any material adverse effect on its financial position or results of operations.


4.       INVENTORIES:

Inventories consist of the following:

                                                   January 31,       July 31,
                                                      1997             1996
                                                   -----------       --------
                                                   (Unaudited)

       Raw materials & supplies                      $21,339        $16,028
       Recycled material                                 613          1,944
       Work-in-process                                 2,051          2,074
       Finished goods                                 53,774         21,357
                                                      ------         ------
                                                     $77,777        $41,403
                                                      ======         ======


5.       INCOME TAXES

              The Company's tax provision for the periods ended January 31, 1997 and 1996 are primarily due to the Company's foreign operations. The tax provisions do not reflect the expected 34% benefit based on existing Federal tax rates due to the sizable operating losses experienced in its domestic operations. The Company has not anticipated the tax benefits of such losses as it is more likely than not that such deferred tax asset would not be realizable at this time. Information with respect to net operating losses is as reported in
Note 12 of the Company's 10K/A-1 for the year ended July 31, 1996.

6.      STYREX TERM AND REVOLVING CREDIT FACILITY

        In connection with the sale of the recycling operations to PST in September 1996 (see Note 1), the Company repaid the bank loans outstanding at that time relating to Pure Tech Plastics, Inc., a wholly owned subsidiary.. Styrex subsequently paid off its loans to the bank on November 11, 1996 when it signed a new Loan and Security Agreement (the "Styrex Loan Agreement") with a Finance Company. The Styrex Loan Agreement provides for a term loan and revolving loans, for a period of three years up to a maximum of $6,000 and letters of credit of up to $1,000, and is secured by all of the assets of Styrex. Advances under the agreement bear interest at the rate of prime plus 1 1/2%. The initial term loan of $1,360 has scheduled repayments of $23 per month beginning December 1, 1996.

7.      ACCOUNTING FOR STOCK BASED COMPENSATION

        In October of 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). SFAS 123 established a fair value- based method of accounting for compensation cost related to stock options and other stock-based compensation awards. SFAS 123 is effective for fiscal years beginning after December 15, 1995 (the Company's 1997 fiscal year) for employee compensation awards and effective for all transactions entered into after December 15, 1995 for transactions to acquire goods or services from other than employees. However, SFAS 123 allows an entity to continue to measure employee compensation costs using the principles of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," ("APB No. 25") if certain proforma disclosures are made. The Company will continue to account for its employee stock compensation arrangements under the provisions of APB No. 25, and stock transactions to acquire goods or services from other employees under the provisions of SFAS 123.

                                    PART I

                             FINANCIAL INFORMATION

                 (Dollars in thousands, except per share data)

Item 1.        FINANCIAL STATEMENTS

               See pages 3 through 10.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

           Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following table sets forth the percentages of net sales of the Company represented by the components of income and expense for the three and six month periods ended January 31, 1997 and 1996:


                                                                         Three Months Ended                Six Months Ended
                                                                            January 31,                       January 31,
                                                                         1997          1996                1997         1996
                                                                        ------        ------              ------       ------
Net sales                                                                 100%          100%                100%         100%
Cost of goods sold                                                      (79.1)        (81.0)              (80.2)       (81.9)
                                                                        ------        ------              ------       ------
Gross profit                                                             20.9          19.0                19.8         18.1
Selling, general and administrative                                     (14.3)        (12.6)              (13.4)       (11.0)
Amortization of intangible assets                                        (1.0)         (1.1)               (1.4)        (1.4)
Research and developement                                                (0.3)         (0.5)              ( 0.2)        (0.5)
                                                                        ------        ------             ------        ------
Income from operations                                                    5.3           4.8                4.8           5.2
Interest expense                                                         (7.5)         (7.0)              (7.2)         (6.9)
Debt issuance costs and discount amortization                            (0.9)         (0.7)              (0.9)         (0.7)
Equity in loss of affilliate                                             (0.4)         (0.5)              (0.2)         (0.4)
Other, net                                                                0.1          (0.1)               0.1           0.1
                                                                        ------        ------             ------        ------
Loss from continuing operations before income taxes                      (3.4)         (3.5)              (3.4)         (2.7)
Income tax provision (benefit)                                            0.6          (0.4)               0.7           0.1
                                                                        ------        ------             ------        ------
Income (loss) from continuing operations                                 (4.0)         (3.1)              (4.1)         (2.8)
Discontinued operations                                                  (0.8)         (3.1)              (0.4)         (1.7)
                                                                        ------        ------             ------        ------
Net loss                                                                 (4.8)%        (6.2)%             (4.5)%        (4.5)%
                                                                        ======        ======             ======        ======





Three months ended January 31, 1997  vs. three months ended January 31, 1996:

        Net sales from continuing operations in the three month period ended January 31, 1997 were $66,431 compared to $73,053 in the three month period ended January 31, 1996. The decrease is mainly attributable to price decreases for PET and decreases in sales volume for specialty resins and garden hose. The decrease was partially offset by increased sales volume in dip tubing, gaskets, medical tubing, PVC compound and injection molding. The comparative decline in hose sales volume is directly attributable to a late hose selling season.

        Gross profit for the three months ended January 31, 1997 was $13,867, a decrease of $39, (0.3 %) compared to a gross profit of $13,906 for the three months ended January 31, 1996. Gross profit as a percentage of sales increased to 20.9 % from 19.0% for the same period. The increase is principally attributable to lower raw material costs for most segments and improved manufacturing efficiencies, partially offset by a sharp decline in selling prices for PET.

        Selling, general and administrative expenses for the three months ended January 31, 1997 were $9,518, a $324 (3.5 %) increase compared to the three months ended January 31, 1996. As a percentage of net sales, these expenses increased to 14.3 % from 12.6% for the same period. The increase is attributable to (i) the Company evaluated and reduced certain previously accrued expenses, including management compensation in the first quarter of fiscal 1996 (ii) an increase in warehousing costs, and (iii) since the purchase of the specialty vinyl resins facility from Oxy Chem in August of 1995, the Company has added to its technical sales and marketing capabilities in connection with this business.

        Operating income for the three months ended January 31, 1997 and 1996 was $3,539 and $3,490, respectively. The $49 increase in operating income is primarily attributable to a lower cost of goods sold partially offset by a decline in PET prices.

        Interest expense, net of amortization of deferred financing costs for the three month periods ended January 31, 1997 and 1996 was $5,014 and $5,114, respectively. This $100 or 2% decrease is primarily attributable to lower average short term borrowing.

        The income tax provision (benefit) for the three months ended January 31, 1997 and 1996 is comprised of foreign tax provisions (benefits) of $404 and $(292), respectively.

        The Company had a loss from continuing operations for the three month period ended January 31, 1997 and 1996 of $ 2,672 and $2,283, respectively.

        The Company sold its Ozite manufacturing division in March of 1996. The

$2,218 loss recorded by this operation for the three months ended January 31, 1996 is reflected as a discontinued operation for the period.

Six months ended January 31, 1997 vs. Six months ended January 31, 1996:

        Net sales from continuing operations in the six month period ended January 31, 1997 were $132,391 compared to $140,701 in the six month period ended January 31, 1996. The decrease is mainly attributable to price decreases for PET and decreases in sales volume for specialty resins and garden hose. The decrease was partially offset by increased sales volume in dip tubing, gaskets, medical tubing, PVC compound and injection molding. The comparative decline in hose sales volume is directly attributable to a late hose selling season.

        Gross profit for the six months ended January 31, 1997 was $26,265, an increase of $836, (3.3 %) compared to a gross profit of $25,429 for the six months ended January 31, 1996. Gross profit as a percentage of sales increased to 19.8 % from 18.1% for the same period. The increase is principally attributable to lower raw material costs for most segments and improved manufacturing efficiencies, partially offset by a sharp decline in selling prices for PET.

        Selling, general and administrative expenses for the six months ended January 31, 1997 were $17,776, a $2,338 (15.1 %) increase compared to the six months ended January 31, 1996. As a percentage of net sales, these expenses increased to 13.4 % from 11.0% for the same period. The increase is attributable to (i) the Company evaluated and reduced certain previously accrued expenses, including management compensation in the first quarter of fiscal 1996 (ii) an increase in warehousing costs, and (iii) since the purchase of the specialty vinyl resins facility from Oxy Chem in August of 1995, the Company has added to its technical sales and marketing capabilities in connection with this business.

        Operating income for the six months ended January 31, 1997 and 1996 was $6,378 and $7,309, respectively. The $931 decrease in operating income is primarily attributable to the decline in PET prices and sales volume as well as higher selling, general and administrative costs.

        Interest expense, net of amortization of deferred financing costs for the six month periods ended January 31, 1997 and 1996 were $9,493 and $9,693, respectively. This $200 or 2% decrease is primarily attributable to lower average short term borrowings.

        The income tax provision for the six months ended January 31, 1997 and 1996 is comprised of foreign tax provisions of $951 and $153, respectively.

        The Company had a loss from continuing operations for the six month period ended January 31, 1997 and 1996 of $ 5,425 and $3,952, respectively.

        The Company sold its Ozite manufacturing division in March of 1996. The $2,424 loss recorded by this operation for the six months ended January 31, 1996 is reflected as a discontinued operation for the period.


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

        Cash and cash equivalents decreased $4,587 for the six months ended January 31, 1997 compared to a $6,679 decrease for the six months ended January 31, 1996. The changes for these periods were attributable to the factors discussed below.

        For the six months ended January 31, 1997, net cash used in operating activities was $35,044. The Company funded operating activities (which included $36,328 of inventory), repaid $3,349 of its outstanding debt, and disbursed $3,844 on capital improvements by increasing short term borrowings by $36,196 and decreasing its cash by $4,587.

        For the six months ended January 31, 1996, net cash used in operating activities was $15,959. The Company funded its operating activities, repaid $1,217 of its outstanding debt, disbursed $5,304 on capital improvements and purchased the net assets of a resin manufacturing facility for $26,820. The Company increased short term borrowings by $16,872 and reduced cash by $6,376.

        The Company had working capital of approximately $19,312 at January 31, 1997 compared to working capital of approximately $22,269 at July 31, 1996. This decrease in working capital is attributable to an $8,621 decrease in accounts receivable, a $36,196 increase in short term borrowing, and aggregate increases in accrued expenses (including interest) of $3,233, partially offset by a $36,328 increase in inventories.

        The Company's businesses are relatively stable and mature and do not generally require significant ongoing additions to plant and equipment. Capital expenditures for the six month period ended January 31, 1997 and 1996 were $3,844 and $5,304, respectively.

Borrowings, Debt Offerings and Redemptions

        On December 30, 1992 PST entered into a $50,000 Senior Loan Agreement (the "Agreement") with a commercial lending company ("CLC"). Proceeds were used to repay the borrowings outstanding under a prior loan and security agreement with a bank. The Agreement contains covenants, the most restrictive of which are maintenance of certain financial ratios, prohibition of the occurrence of additional indebtedness, the payment of dividends, certain related party transactions and limitations on capital expenditures. Borrowings under the Agreement are secured by substantially all the domestic current assets of PST. Additionally, the CLC has a security interest in PST's intangible assets, and this security interest ranks pari passu with the security interest of the Senior Secured Notes (see below) in PST's intangible assets. Revolving credit advances under the Agreement are based on eligible receivables and inventory.

        Effective January 31, 1997, PST amended this Agreement with the CLC ("Amended Agreement"), representing the fourth amendment to the Agreement. The Amended Agreement provides, among other things, for revolving credit advances of up to $50,000 through July 31, 2000 and letters of credit of up to $1,000. The Amended Agreement provides for certain pricing performance adjustments based on defined Performance Ratios. The Company will pay interest at a defined Index Rate plus the Applicable Revolver Index Margin (ranging from 0.00% to 0.25%) or, at the election of PST, the LIBOR Rate plus the Applicable LIBOR Margin (ranging from 2.50% to 3.00%). The Amended Agreement also provides that outstanding revolving credit advances shall not exceed $20,000 for 30 consecutive days during the period from July 1 to September 30 for each year. Furthermore, the Amended Agreement provides that domestic capital expenditures are limited to $8,500, $9,000 and $9,500 in fiscal years ending 1997, 1998 and 1999 (and each fiscal year thereafter), respectively. The Company also has the right to cancel the Agreement on 30 days' written notice and pay the CLC an early termination fee of $175 if such cancellation occurs prior to January 31, 1998, and $100 if cancellation occurs on or after January 31, 1998 and prior to September 30, 1998.

        In addition, on January 31, 1997 PST signed a Receivables Agreement with the CLC that provides PST with the ability to sell a 100% ownership interest, without recourse, in certain Eligible Receivables generated by PST. The CLC's commitment to purchase said receivables from PST are restricted to the period beginning each February 1 and ending on each May 31.

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

        On August 16, 1995, in connection with its acquisition of the Burlington, New Jersey facility, the Company's Burlington Resins, Inc. subsidiary has entered into a revolving credit facility with a Commercial Bank for up to $5,500 based on levels of inventory and accounts receivable. Interest on this facility is the prime rate plus 1.25%. The prime rate as of January 31, 1997 was 8.25%. At January 31, 1997, there was $4,443 outstanding on this loan. The Company has also received a term loan from the Commercial Bank in the principal amount of $5,500. This term loan is payable in 28 quarterly installments of approximately $196 plus interest accrued at the prime rate plus 1.25%. At January 31, 1997 there was $3,144 outstanding on this term loan. The Commercial Bank agreement contains covenants, the most restrictive of which are the maintenance of certain financial ratios, prohibition of the incurrence of additional indebtedness, the payment of dividends, certain related party transactions and limitations on capital expenditures. The loans are secured by the property, plant and equipment, accounts receivable and inventory of Burlington Resins, Inc. The Company also has a term loan in the amount of $4,000 provided by Occidental Chemical Corporation. This loan is subordinated to the Commercial Bank debt, and is payable on a quarterly basis beginning after year two of the loan, interest only, and after year four, interest and principal. At January 31, 1997 there was $4,000 outstanding on this loan.

        In February 1996, Styrex and PureTech Plastics, Inc. and subsidiaries ("PTP") entered into a Loan and Security Agreement with a bank ("Styrex/PTP Loan") providing an aggregate revolving credit line of $7,500 and an aggregate term loan of $5,000. The proceeds of the loan were used to pay off existing debt. In September 1996 the Company repaid the amount outstanding at that time relating to PTP. Styrex subsequently paid off its loans to the bank on November 11, 1996 when it signed a new Loan and Security Agreement (the "Styrex Loan Agreement") with a Finance Company for a period of three years. The Styrex Loan Agreement provides for a term loan and revolving loans up to a maximum of $6,000 and letters of credit of up to $1,000 and is secured by all of the assets of Styrex. Advances under the agreement bear interest at the rate of prime plus 1 1/2%. The initial term loan of $1,360 has scheduled repayments of $23 per month beginning December 1, 1996. As of January 31, 1997 the revolving loan and the term loan balances were $2,285 and $1,297, respectively.

Capital Expenditure Commitments

        As discussed above, the Company's businesses are relatively mature and as a result do not require significant ongoing additions to plant and equipment. The Company generally finances its ongoing capital expenditure requirements from its cash flow provided from operations and borrowings under its Revolving Credit Facility.

        Construction is nearing completion on a new plant in Northern Ireland for the Company's Unichem division. For purposes of this new business venture, a new subsidiary has been formed, Colorite Europe Limited (a United Kingdom company). The anticipated total capital costs for the Company in connection with this new Unichem plant are approximately $3 million. The Company has received commitments for certain grants, subsidies and other inducements from government authorities in Northern Ireland. The Company plans to finance a large part of its capital costs of this new plant by using cash reserves (and possibly some additional borrowing from a commercial bank) at Action Belgium N.V.


Inflation

        Generally, the Company's operations have benefited from relatively stable or declining prices for raw materials. In fiscal 1997 the Company benefited domestically from declining raw material costs (except for the significant decline in PET prices). Foreign operations saw raw material costs continue to rise until they stabilized during the second quarter. Raw material costs have generally stabilized at this time. In the event significant inflationary trends were to resume, management believes that the Company will generally be able to offset the effects thereof through continuing improvements in operating efficiencies and increasing prices, to the extent permitted by competitive factors. However, there can be no assurance that all such cost increases can be passed through to customers.

                                     PART II

                                OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

    The Company is party to certain litigation and environmental proceedings in the ordinary course of business, none of which the Company believes are likely to have a material adverse effect on its consolidated financial position or results of operations.

     Ozite is engaged in litigation in which it seeks damages from the former owner of Dalen ("Dalen"), a discontinued segment of Ozite. In December 1987, Ozite commenced legal proceedings against the seller of Dalen, seeking monetary damages and other equitable relief from Dalen for various misrepresentations made in its financial statements and other miscellaneous information, based on which Ozite elected to proceed with the purchase of Dalen. The former owner has counterclaimed for the enforcement of his rights in the subject matter and for recovery of the balance of the purchase price in an amount approximately equal to $4,000 plus accrued interest and punitive damages. The ultimate outcome of either of these actions is presently undeterminable. However, the Company believes the ultimate outcome will not have a material adverse effect on its financial position or results of operations.

    PTI Plastics ("PTIP"), certain of its directors, three former directors and its President were defendants in a lawsuit brought in 1989 in New Jersey Superior Court and are currently defendants in a lawsuit brought in 1989 in New Jersey Superior Court by Frank Tammera, Sr., a stockholder and former officer and director of PTIP and Frank Tammera, Jr., a former officer of PTIP. Trial of the Frank Tammera, Sr. lawsuit commenced in April 1991 and concluded in 1995.
In March 1996, the New Jersey Superior Court decided that PTIP did not have to reinstate Mr. Tammera, Sr., that his termination had been for cause, and in March 1996 a NJ Superior Court decided for PTIP on all matters except that PTIP was obligated to pay him only approximately $30 of indebtedness, which PTIP had acknowledged, and $14 in royalties. Final judgement in the Frank Tammera, Sr. suit was entered on June 6, 1996. In August 1996, Mr. Tammera, Sr. appealed the court's decision. The Frank Tammera, Jr. lawsuit has been stayed pending the resolution of the Frank Tammera, Sr. lawsuit.

    In May 1992, PST and all of its directors (as of 1988), as well as K and B Liquidating Corp. (a former subsidiary of PST which is being liquidated) were named in two lawsuits filed in the Minnesota state courts. The plaintiffs are Douglass Hutchinson (since deceased) and James Czaja, both of whom were former employees of a former subsidiary of PST, Circuit Chemistry Manufacturing Corp. ("Circuit Chemistry"). The suits allege several causes of action, all of which center upon a claim that PST and/or other defendants did not adequately disclose sufficient information to the plaintiffs in connection with the acquisition from the plaintiffs by PST of their 20% equity interest in Circuit Chemistry, and the termination of their employment agreements. Each complaint seeks various items of damage totaling approximately $7,000. Counsel has been retained by PST in Minnesota, and the cases have been removed to the Federal Court in Minnesota. Only PST, Mr. Fred Broling, Chairman and Chief Executive Officer of PST, and a

former director remain in the suits, as the case against the other defendants has been dismissed. The matter is being vigorously defended and management believes the suits have no merit.

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

               PURETEC CORPORATION

               By:             /s/  Thomas V. Gilboy
                  --------------------------------------------
               Thomas V. Gilboy
               Chief Financial Officer and Vice President

Dated: March 14, 1997