Form 10-Q/A
period 1997-01-31
PURETEC CORP
filed 1997-05-05
CIK 928451

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q/A

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

                           Yes   X                   No

         As of May 2, 1997, there were 29,339,172 shares of common stock outstanding.

Item 2.  CHANGES IN SECURITIES:                               None

Item 3.  DEFAULT UPON SENIOR SECURITIES:                      None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS:                                    None

Item 5.  OTHER INFORMATION:                                   None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             (27) Financial Data Schedule for the six months ending January 31,
                  1997

         (b) None

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

Dated: May 2, 1997