Form 10-Q
period 1997-04-30
PURETEC CORP
filed 1997-06-16
CIK 928451

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  Form 10-Q

              Quarterly Report Pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934


For Quarterly Period Ended:    April 30, 1997
                            -----------------

Commission File Number:   0-26508
                         --------

                             PURETEC CORPORATION
                           -----------------------
            (Exact name of Registrant as specified in its charter)


           DELAWARE                                      22-3376449
-------------------------------                        -------------
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                        Identification No.)


              65 Railroad Avenue,  Ridgefield, New Jersey  07657
             ----------------------------------------------------
                   (Address of principal executive offices)


Registrant's telephone number, including area code: (201)941-6550
                                                    -------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                           Yes   X                   No
                                ---                     ---

         As of June 11, 1997, there were 29,005,836 shares of common stock outstanding.

                     PURETEC CORPORATION AND SUBSIDIARIES
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                               C O N T E N T S


                                                                       Page
                                                                       ----
Part I  FINANCIAL INFORMATION:
        ----------------------

       Item 1.        Financial Statements:

                      Consolidated Balance Sheets as of                   3
                      April 30, 1997 and July 31, 1996

                      Consolidated Statements of Operations             4-5
                      for the three and nine month periods ended
                      April 30, 1997 and 1996

                      Consolidated Statements of Cash Flows             6-7
                      for the nine month periods ended
                      April 30, 1997 and 1996

                      Notes to Consolidated Financial                  8-11
                      Statements

       Item 2.        Management's Discussion and Analysis            12-16
                      of Financial Condition and Results of
                      Operations

Part II  OTHER INFORMATION:
         ------------------

       Item 1 to Item 6.                                               17-18

       Signatures                                                         19










                           * * * * * * * * * * * *

                     PURETEC CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                                                                          April 30,      July 31,
                                 ASSETS                                                                     1997           1996
                                 ------                                                                  -----------    ---------
                                                                                                         (Unaudited)
CURRENT ASSETS:
       Cash and cash equivalents.......................................................................  $  3,046       $  5,995
       Accounts receivable, less allowance for doubtful accounts of $724
          as of April 30, 1997 and $980 as of July 31, 1996............................................    61,183         53,675
       Inventories.....................................................................................    72,800         41,403
       Prepaid expenses and other current assets.......................................................     4,268          3,955
                                                                                                         --------       --------
            TOTAL CURRENT ASSETS.......................................................................   141,297        105,028

PROPERTY, PLANT AND EQUIPMENT, net.....................................................................    85,901         84,206
EXCESS OF COST OF INVESTMENTS OVER NET ASSETS ACQUIRED
       (net of accumulated amortization of $5,788 and $3,168 as of April 30,
          1997 and July 31, 1996, respectively)........................................................    89,980         92,570
OTHER INTANGIBLE ASSETS, net...........................................................................     1,205          1,344
OTHER ASSETS, net......................................................................................    11,230         12,592
                                                                                                         --------       --------
            TOTAL ASSETS...............................................................................  $329,613       $295,740
                                                                                                         ========       ========
                                  LIABILITIES AND STOCKHOLDERS' EQUITY
                                  ------------------------------------
CURRENT LIABILITIES
       Short - term borrowings.........................................................................  $ 52,452       $ 20,170
       Accounts payable................................................................................    35,532         28,974
       Accrued plant closing and disposal costs........................................................     1,906          3,554
       Accrued expenses................................................................................    28,947         24,947
       Current portion of long term debt...............................................................     1,641          5,114
                                                                                                         --------       --------
            TOTAL CURRENT LIABILITIES                                                                     120,478         82,759

OTHER LONG TERM LIABILITIES............................................................................     4,957          2,923
PENSION AND POSTRETIREMENT LIABILITIES.................................................................     7,872          7,882
DEFERRED INCOME TAXES..................................................................................     1,088          1,280
LONG-TERM DEBT.........................................................................................   131,346        130,162
                                                                                                         --------       --------
            TOTAL LIABILITIES..........................................................................   265,741        225,006

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST......................................................................................       373             26

STOCKHOLDERS' EQUITY
     Common stock, $.01 par value 50,000,000 authorized; 29,005,836 and 29,334,551 shares issued and outstanding

          at April  30, 1997 and July 31, 1996, respectively...........................................       290            293
     Treasury Stock....................................................................................         -              -
     Additional paid - in capital......................................................................   128,923        129,606
     Deficit...........................................................................................   (63,511)       (58,671)
     Minimum pension liability   ......................................................................      (137)          (137)
     Cumulative foreign currency translation adjustment ...............................................    (2,066)          (383)
                                                                                                         --------       --------
            TOTAL STOCKHOLDERS' EQUITY.................................................................    63,499         70,708
                                                                                                         --------       --------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.................................................  $329,613       $295,740
                                                                                                         ========      ========


                See notes to consolidated financial statements

                     PURETEC CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except share data)

                                                                                                          Three Months Ended
                                                                                                              April 30,
                                                                                                     -----------------------------
                                                                                                         1997            1996
                                                                                                     ------------    -------------
                                                                                                             (Unaudited)
NET SALES.......................................................................................     $    93,141     $   101,101
                                                                                                     -----------     -----------
COSTS AND EXPENSES:
       Cost of goods sold......................................................................           73,275          77,397
       Selling, general and administrative.....................................................            9,273          10,083
       Amortization of intangible assets.......................................................            1,006             927
       Research and development................................................................              153             109
                                                                                                     -----------     -----------
                                                                                                          83,707          88,516
                                                                                                     -----------     -----------
INCOME FROM OPERATIONS.........................................................................            9,434          12,585

OTHER EXPENSES (INCOME):
       Interest expense........................................................................            4,811           4,806
       Debt issuance cost and discount amortization............................................              256             503
       Equity in loss (net income) of affiliates...............................................              603            (220)
       Other, net .............................................................................               (2)            415
                                                                                                     -----------     -----------
                                                                                                           5,668           5,504
                                                                                                     -----------     -----------
INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY
       INTEREST AND INCOME TAXES...............................................................            3,766           7,081
       Provision for income taxes..............................................................            1,135           1,947
                                                                                                     -----------     -----------
INCOME FROM CONTINUING OPERATIONS BEFORE
       MINORITY INTEREST.......................................................................            2,631           5,134

MINORITY INTEREST .............................................................................             (373)             -
                                                                                                     -----------     -----------
INCOME FROM CONTINUING OPERATIONS .............................................................            2,258           5,134

DISCONTINUED OPERATIONS:
       (Loss) income from injection molding operation..........................................             (580)             57
       Loss on disposition from injection molding and non-woven textile operation..............             (548)             -
                                                                                                     -----------     -----------
                                                                                                          (1,128)             57
                                                                                                     -----------     -----------

NET INCOME ....................................................................................      $     1,130     $     5,191

                                                                                                     ===========     ===========

INCOME (LOSS) PER COMMON SHARE:
          Income from continuing operations....................................................      $      0.08     $      0.19
          (Loss) income from discontinued operations...........................................            (0.04)           0.00
                                                                                                     -----------     -----------
       Net income .............................................................................      $      0.04     $      0.19
                                                                                                     ===========     ===========
WEIGHTED AVERAGE NUMBER OF COMMON
       SHARES OUTSTANDING......................................................................       29,005,836      27,346,000
                                                                                                     ===========     ===========

                See notes to consolidated financial statements

                     PURETEC CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except share data)

                                                                                                           Nine Months Ended
                                                                                                                April 30,
                                                                                                     ----------------------------
                                                                                                         1997             1996
                                                                                                     ------------    ------------
                                                                                                             (Unaudited)
NET SALES......................................................................................      $   216,571     $   234,304
                                                                                                     -----------     -----------
COSTS AND EXPENSES:
       Cost of goods sold......................................................................          170,938         185,629
       Selling, general and administrative.....................................................           26,153          25,030
       Amortization of intangible assets.......................................................            2,753           2,782
       Research and development................................................................              480             507
                                                                                                     -----------     -----------
                                                                                                         200,324         213,948
                                                                                                     -----------     -----------
INCOME  FROM OPERATIONS........................................................................           16,247          20,356

OTHER EXPENSES (INCOME):
       Interest expense........................................................................           14,092          14,297
       Debt issuance cost and discount amortization............................................            1,444           1,515
       Equity in loss of affiliates............................................................              868             346
       Other, net .............................................................................              (95)            253
                                                                                                     -----------     -----------
                                                                                                          16,309          16,411
                                                                                                     -----------     -----------
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY
       INTEREST AND INCOME TAXES                                                                             (62)          3,945
       Provision  for income taxes.............................................................            2,086           2,100
                                                                                                     -----------     -----------
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE
       MINORITY INTEREST ......................................................................           (2,148)          1,845

MINORITY INTEREST .............................................................................             (373)            -
                                                                                                     -----------     -----------

(LOSS) INCOME FROM CONTINUING OPERATIONS ......................................................           (2,521)          1,845

DISCONTINUED OPERATIONS:
       Loss from non-woven textiles and injection molding operations...........................           (1,226)         (1,585)
       Loss on disposition from non-woven textiles and injection molding operations............           (1,093)         (1,445)
                                                                                                     -----------     -----------
                                                                                                          (2,319)         (3,030)

NET LOSS.......................................................................................      $    (4,840)    $    (1,185)
                                                                                                     ===========     ===========


(LOSS) INCOME PER COMMON SHARE:
         (Loss) income from continuing operations..............................................      $     (0.09)    $      0.05
          Loss from discontinued operations....................................................            (0.08)          (0.11)
                                                                                                     -----------     -----------
       Net loss................................................................................      $     (0.17)    $     (0.06)
                                                                                                     ===========     ===========
WEIGHTED AVERAGE NUMBER OF COMMON
       SHARES OUTSTANDING......................................................................       29,226,757      27,114,000
                                                                                                     ===========     ===========

                See notes to consolidated financial statement

                      PURETEC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                       Nine Months Ended
                                                                                            April 30,
                                                                                      1997             1996
                                                                                    --------         --------
                                                                                           (Unaudited)
NET CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss ...................................................................        $ (4,840)        $ (1,185)
Adjustments to reconcile net loss  to net cash
   used in operating activities from continuing operations:
          Depreciation and amortization ....................................          10,470           13,009
          Gain on disposal of property and equipment .......................             (18)            (321)
          Bad debt allowance ...............................................            (202)             111
          Deferred income tax benefit ......................................            (480)             (86)
          Changes in operating assets and liabilities net of effects from acquisition:
          (Increase) decrease in assets:
            Accounts receivable ............................................          (9,410)         (26,909)
            Inventories ....................................................         (32,650)          (3,093)
            Prepaid expenses and other current assets ......................            (289)           3,630
            Other assets ...................................................          (1,143)            (854)
          Increase (decrease) in liabilities:
            Accounts payable ...............................................           6,830            2,709
            Accrued plant closing and disposal costs .......................          (1,648)            (499)
            Accrued expenses ...............................................           4,181            8,859
            Other Liablities ...............................................           1,774              132

NET CASH USED IN OPERATING ACTIVITIES                                               --------         --------
          FROM CONTINUING OPERATIONS .......................................         (27,425)          (4,497)
                                                                                    --------         --------
          Adjustment for loss on sale of non-woven textile operations and to
            adjust for cash held by previously consolidated subsidiary .....               -            1,205
          Reserve for losses on discontinued injection molding operations...             500                -
          Depreciation of discontinued injection molding operation .........             754                -
          Change in net operating assets of injection molding operation ....            (222)               -
                                                                                    --------         --------
NET CASH PROVIDED BY OPERATING ACTIVITIES FROM
          DISCONTINUED OPERATIONS ..........................................           1,032            1,205
                                                                                    --------         --------

NET CASH USED IN OPERATING ACTIVITIES ......................................         (26,393)          (3,292)
                                                                                    --------         --------

                                                                     (Continued)


                 See notes to consolidated financial statements

                      PureTec Corporation and Subsidiaries
                      Consolidated Statement of Cash Flows
                             (Dollars in thousands)

                                                                                    Nine Months Ended
                                                                                        April 30,
                                                                                  1997             1996
                                                                                --------         --------
                                                                                        (Unaudited)
NET CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment .........................          (5,902)          (9,801)
    Additions to intangibles ...........................................               -                -
    Purchase of net assets .............................................               -          (26,820)
    Proceeds from the sale of property, plant, & equipment .............              28              915
    Investment used for Burlington purchase ............................               -           13,500
                                                                                --------         --------
NET CASH USED IN INVESTING ACTIVITIES ..................................          (5,874)         (22,206)
                                                                                --------         --------
NET CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowing under revolving credit
         facility and short-term borrowing, net ........................          32,372           12,463
    Proceeds from long-term debt .......................................             471           16,229
    Repayments of long-term debt .......................................          (6,617)          (8,139)
    Proceeds from warrant/option exercise ..............................               1                -
                                                                                --------         --------
NET CASH PROVIDED BY FINANCING ACTIVITIES ..............................          26,227           20,553
                                                                                --------         --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH ................................           3,091            1,019
                                                                                --------         --------
NET DECREASE IN CASH AND CASH EQUIVALENTS ..............................          (2,949)          (3,926)
                                                                                --------         --------
CASH AND CASH EQUIVALENTS, beginning of the period .....................           5,995            7,097
                                                                                --------         --------
CASH AND CASH EQUIVALENTS, end of period ...............................        $  3,046         $  3,171
                                                                                ========         ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
     Interest ..........................................................        $ 10,138         $ 10,149
     Income taxes ......................................................             770            1,875

Non-cash transactions:
     Debenture conversion ..............................................               -            1,000
     Issuance of note payable to seller - Burlington Resins ............               -            4,000
     Capitalized Lease Colorite Europe Limited premises ................           3,784                -
     Retirement of treasury stock ......................................             687                -


                 See notes to consolidated financial statements

                     PURETEC CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share data)


1.     ORGANIZATION

       PureTec's ("The Company") principal businesses are the manufacturing of garden hose, specialty plastic compounds and fabricated precision plastic components for consumer and industrial markets, the manufacturing of dispersion (plastisol) and specialty suspension (copolymer and blending) polyvinyl chloride ("PVC") resins and the recycling of plastics and injection molding of custom parts using both recycled and virgin plastic materials. The Company services its markets through its network of 22 manufacturing facilities, located in key points throughout the United States, with three locations in Europe and one in Canada.

       In September 1996, the recycling operations of PureTec were sold to Plastic Specialties & Technologies, Inc., ("PST") an 83% owned subsidiary of the Company. This sale transaction included the sale of certain fixed assets, raw material inventory and other assets for $4,400 in cash and a $1,769 contribution to capital. This transaction had no material effect on consolidated financial statements of the Company as PST is a consolidated subsidiary, except to the extent that the operating results of the recycling operations are attributable to the minority interests in PST. Such transaction had no material effect on the current operating results herein.

2.      INTERIM FINANCIAL INFORMATION

       The consolidated balance sheet of the Company as of April 30, 1997, the consolidated statements of operations for the three and nine month periods ended April 30, 1997 and 1996 and the consolidated statements of cash flows for the nine months ended April 30, 1997 and 1996 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows have been included.

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

       On February 18, 1993, Ware Chemical Co. ("Ware Chemical"), a former PST subsidiary (now dormant) was served with a third party complaint in the matter of United States v. Davis. In Davis, the United States has alleged that certain private entitites are liable, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), for cleanup costs that have been incurred, and will be incurred in the future, with remediation of the Davis Landfill site in Rhode Island. Ware Chemical was owned by Dart Industries (now Kraft, Inc.) during the time in question (1975-1977), and Kraft has agreed to assume all responsibility.

       Ozite Corporation ("Ozite"), a wholly owned subsidiary, is also engaged in litigation in which it seeks damages from the former owner of Dalen ("Dalen"), a discontinued segment of Ozite. In December 1987, Ozite commenced legal proceedings against the seller of Dalen, seeking monetary damages and other equitable relief from Dalen for various misrepresentations made in its financial statements and other miscellaneous information presented on which Ozite elected to proceed with the purchase of Dalen. The former owner of Dalen has counterclaimed for the enforcement of his rights in the subject matter and for recovery of the balance of the purchase price in an amount approximately equal to $3,000 plus accrued interest, amounts claimed to be due under a consulting agreement, and punitive damages. The total amount demanded by the seller is approximately $11,000. The ultimate outcome of either of these actions is presently undeterminable. However, the Company believes the ultimate outcome will not have any material adverse effect on its financial position or results of operations.

4.      INVENTORIES:

        Inventories consist of the following:

                                                 April 30,             July 31,
                                                   1997                  1996
                                                -----------          ----------
                                                (Unaudited)

        Raw materials & supplies                 $   23,770          $   16,028

        Recycled material                               825               1,944
        Work-in-process                               1,367               2,074
        Finished goods                               46,838              21,357
                                                 ----------          ----------
                                                 $   72,800          $   41,403
                                                 ==========          ==========

5.       SHORT TERM BORROWINGS AND LONG TERM DEBT

         On August 23, 1996, Colorite Europe Limited ("CEL"), an indirect wholly owned subsidiary of PST, entered into an agreement with a UK Commercial Bank to provide the following credit facilities:

a. Working Capital Facility of $243 ((pound)150) with interest charged at the sum of 2.0% plus the London Interbank Offered Rate ("LIBOR").

b. Short Term Demand Loan of $1,458 ((pound)900), for bridging of capital grants to be received from government related authorities in Northern Ireland. Interest will be charged at the sum of 2.0% plus LIBOR.

c. Overdraft Facility of $729 ((pound)450), with interest charged at the UK base rate, currently at 5.75%, plus 1.75%, payable quarterly.

         At April 30, 1997, there were no amounts outstanding on these short term credit facilities. These short term credit facilities are subject to certain restrictions, collateral and covenants, and expire in July 31, 1997. The Company intends to extend these, or similar facilities, with the UK Commercial Bank.

         In addition to the short term credit facilities for CEL described above, the credit agreement with the UK Commercial Bank also provided for a Term Loan of $2,107 ((pound)1,300), payable in 13 equal semi-annual installments of $151 ((pound)93) commencing June 20, 1998 with a final payment of $158 ((pound)98) on December 31, 2004. Interest will be charged at the sum of 1.75% plus LIBOR. At April 30, 1997, the entire balance was outstanding. The Term Loan is subject to certain restrictions, collateral and covenants. Additionally, CEL has entered into a 20 year lease for the facilities that it has now occupied in Northern Ireland. This lease is accounted for as a capital lease, and the balance on the lease as of April 30, 1997 is $3,784 ((pound)2,335).

6.       INCOME TAXES

                The Company's tax provision for the periods ended April 30, 1997 and 1996 are primarily due to the Company's foreign operations. The tax provisions do not reflect the expected 34% benefit based on existing Federal tax rates due to the sizable operating losses experienced in its domestic operations. The Company has not anticipated the tax benefits of such losses as it is more likely than not that such deferred tax asset would not be realizable at this time. Information with respect to net operating losses is as reported in Note 12 of the Company's 10K/A-1 for the year ended July 31, 1996.

7.      ACCOUNTING FOR STOCK BASED COMPENSATION

        In October of 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). SFAS 123 established a fair valuebased method of accounting for compensation cost related to stock options and other stock-based compensation awards. SFAS 123 is effective for fiscal years beginning after December 15, 1995 (the Company's 1997 fiscal year) for employee compensation awards and effective for all transactions entered into after December 15, 1995 for transactions to acquire goods or services from other than employees. However, SFAS 123 allows an entity to continue to measure employee compensation costs using the principles of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," ("APB No. 25") if certain proforma disclosures are made. The Company will continue to account for its employee stock compensation arrangements under the provisions of APB No. 25, and stock transactions to acquire goods or services from other employees under the provisions of SFAS 123.

8.      EARNINGS PER SHARE

        In February, 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). This new standard, which supercedes APB Opinion No. 15, requires dual presentation of basic and diluted earnings per share (EPS) on the face of the income statement and a reconciliation of the income available to common stockholders and weighted-average shares of the basic EPS computation to the income available to common stockholders and weighted average shares plus dilutive potential common shares of the diluted EPS computation. The objective of the statement is to make the computation more comparable with international accounting standards. SFAS 128 is effective for periods ending after December 15, 1997 (the Company's 1998 fiscal year). Earlier application of SFAS 128 is not permitted. The Company's current EPS calculation conforms to basic EPS. Diluted EPS will not be materially different from basic EPS since potential common shares in the form of stock options are not materially dilutive.

         Earnings per share calculation for continuing operations for the three and nine months ended April 30, 1996 is calculated after accounting for the increase in value of redeemable preferred stock ($126 and $378, respectively).

9.      STYREX DISCONTINUED OPERATIONS

        Styrex Industries, Inc. ("Styrex") is a wholly owned subsidiary of the Company engaged in thermoplastic and injection molding operations. Negotiations are currently underway with several parties concerning the sale or other disposition of Styrex. Accordingly, operating results for Styrex have been shown as a discontinued operation within the consolidated statement of operations for the three and nine months ended April 30, 1997. Included within these results are estimated operating losses for Styrex for the fourth quarter as the Company expects any transactions (for example, a sale to a prospective buyer) will close towards the end of the fourth quarter of fiscal 1997. Management is unable to determine whether the Company will recognize a gain or loss on the Styrex disposition. The following summarizes the assets and liabilities for Styrex as of April 30, 1997:

                                                       April 30,
                                                         1997
                                                      -----------

                                                      (Unaudited)

        Accounts receivable, net                      $   1,536
        Inventories                                       1,216
        Property, plant and equipment, net                2,512
        Other assets                                        324
                                                       --------
                                                      $   5,588
                                                       --------

        Current liabilities                           $   3,044
        Other long term liabilities                       1,962
                                                       --------
                                                      $   5,006
                                                       --------

         The net assets for Styrex of $582 have been included in other current assets on the consolidated balance sheet at April 30, 1997. The measurement date for this discontinued operation is April 30, 1997. Sales for the three months ended April 30, 1997 and 1996 were $3,112 and $4,886, respectively. Sales for the nine months ended April 30, 1997 and 1996 were $12,073 and $12,384, respectively.

10.      BURLINGTON RESINS, INC. FINANCING

         As discussed in the footnotes to the Company's financial statements included in its July 31, 1997 Form 10K, Burlington Resins, Inc. ("Burlington"), an indirect wholly owned subsidiary, entered into a Credit Agreement with a Commercial Bank to finance Burlington's acquisition of certain assets from Occidental Chemical in August of 1995. As of April 30, 1997, Burlington was not in compliance with certain financial statement ratio covenants included in the Credit Agreement with the Commercial Bank. Burlington has requested a waiver of these financial statement ratio covenants with effect from April 30, 1997, and is currently negotiating the details of this waiver and related agreements from the Commercial Bank. Burlington and the Commercial Bank have agreed in principal that the waiver will also include a guarantee of some or all of Burlington's indebtedness by Ozite Corporation ("Ozite", a wholly owned subsidiary of the Company, and the company that owns Burlington), and certain other undertakings by Ozite. Management expects that the waiver of these financial statement ratio covenants, and related agreements, will be concluded with the Commercial Bank shortly. The balances that Burlington has outstanding as of April 30, 1997 under the Credit Agreement are as follows:

         Revolving Credit Loans                    $3,193
         Term Loan                                  3,144
                                                   ------
                                                   $6,337
                                                   ======
                                      11

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


Item 1.  FINANCIAL STATEMENTS

                  See pages 3 through 10.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

           Management's Discussion and Analysis of Financial Condition and
            Results of Operations

        The following table sets forth the percentages of net sales of the Company represented by the components of income and expense for the three and nine month periods ended April 30, 1997 and 1996:

                                                              Three Months Ended                  Nine Months Ended
                                                              ------------------                  -----------------
                                                                   April 30,                          April 30,
                                                                   ---------                          ---------
                                                              1997          1996               1997           1996
                                                             ------        ------              ----           ----
Net sales                                                     100%          100%               100%           100%
Cost of goods sold                                           (78.7)        (76.6)             (78.9)         (79.2)
                                                             ------        ------             ------         ------
Gross profit                                                  21.3          23.4               21.1           20.8
Selling, general and administrative                          (10.0)        (10.0)             (12.1)         (10.7)
Amortization of intangible assets                             (1.1)         (0.9)              (1.3)          (1.2)
Research and development                                      (0.1)         (0.1)              (0.2)          (0.2)
                                                              -----         -----             ------         -----
Income from operations                                        10.1          12.4                7.5            8.7
Interest expense                                              (5.2)         (4.7)              (6.5)          (6.1)
Debt issuance costs and discount amortization                 (0.3)         (0.5)              (0.7)          (0.7)
Equity in (loss) income of affiliate                          (0.6)          0.2               (0.4)          (0.1)
Other income (expense), net                                    ---          (0.4)               0.1           (0.1)
                                                              -----         -----               ---          -----
Income (loss) from continuing operations before                4.0           7.0                ---            1.7
   minority interest and income taxes
Income tax provision                                           1.2           1.9                1.0            0.9
                                                               ---           ---                ---            ---
Earnings (loss) from continuing operations                     2.8           5.1               (1.0)           0.8
   Before minority interest
Minority interest                                             (0.4)          ---               (0.2)           ---
                                                              -----         -----              -----           ---
Earnings (loss) from continuing operations                     2.4           5.1               (1.2)           0.8
Discontinued operations                                       (1.2)          ---               (1.0)          (1.3)

                                                              -----          ---               -----          -----
Net income                                                     1.2%          5.1%              (2.2)%         (0.5)%
                                                              =====         =====             =======        =======

Three months ended April 30, 1997  vs. three months ended April 30, 1996:

         Net sales from continuing operations in the three month period ended April 30, 1997 were $93,141 compared to $101,101 in the three month period ended April 30, 1996. The decrease is mainly attributable to decreases in sales volume for garden hose and specialty resins and to price decreases for PET. The decrease was partially offset by increased sales volume in dip tubing, gaskets, medical tubing, and PVC compound. The comparative decline in hose sales volume is directly attributable to a late hose selling season, primarily as a result of unfavorable weather conditions.

         Gross profit for the three months ended April 30, 1997 was $19,866, a decrease of $3,838, (16.2%) compared to a gross profit of $23,704 for the three months ended April 30, 1996. Gross profit as a percentage of sales decreased to 21.3% from 23.4% for the same period. Gross profit was adversely affected primarily as a result of the decline in garden hose sales and to some extent on the continuing effect of PET pricing.

         Selling, general and administrative expenses for the three months ended April 30, 1997 were $9,273, a $810 (8.0%) decrease compared to the three months ended April 30, 1996. As a percentage of net sales, these expenses remained constant at 10.0% of sales for both periods.

         Operating income for the three months ended April 30, 1997 and 1996 was $9,434 and $12,585, respectively. The $3,151 decrease in operating income is primarily attributable to lower sales volumes in garden hose and specialty resins and declines in PET prices, partly offset by a lower cost of goods sold.

         Interest expense, net of amortization of deferred financing costs for the three month periods ended April 30, 1997 and 1996 remained constant at $4,811 and $4,806, respectively.

         The income tax provision for the three months ended April 30, 1997 and 1996 is comprised of foreign tax provisions of $1,135 and $1,431, respectively. Additionally, the tax provision for the three months ended April 30, 1996 is comprised of a state provision of $168 and a reduction in the federal tax benefit of $348.

         The Company had earnings from continuing operations for the three month period ended April 30, 1997 and 1996 of $2,258 and $5,134, respectively. As mentioned previously, weather conditions have continued to cause sales declines within the garden hose business.

         As mentioned in Note 9, the Company is presently negotiating with several parties concerning the sale of its Styrex injection molding operation.

Accordingly, the Company has included a (loss) income of $(1,080) and $57 relating to this operation for the three months ended April 30, 1997 and 1996, respectively, within discontinued operations.

Nine months ended April 30, 1997 vs. Nine months ended April 30, 1996:

         Net sales from continuing operations in the nine month period ended April 30, 1997 were $216,571 compared to $234,304 in the nine month period ended April 30, 1996. The decrease is mainly attributable to decreased sales volume for garden hose and specialty resins as well as price decreases for PET. The decrease was partially offset by increased sales volume in dip tubing, gaskets, medical tubing, and PVC compound. The comparative decline in hose sales volume is directly attributable to a late hose selling season, primarily as a result of poor weather conditions adversely affecting the garden hose business.

         Gross profit for the nine months ended April 30, 1997 was $45,633, a decrease of $3,042, (6.2 %) compared to a gross profit of $48,675 for the nine months ended April 30, 1996. Gross profit was adversely affected by the decline in garden hose sales as well as the decline in PET prices.

         Selling, general and administrative expenses for the nine months ended April 30, 1997 were $26,153, a

$1,123 (4.5%) increase compared to the nine months ended April 30, 1996. As a percentage of net sales, these expenses increased to 12.1% from 10.7% for the same period. The increase is due to the start-up of Colorite Europe Limited in Ireland and a reversal of accruals that impacted fiscal 1996 expenses.

         Operating income for the nine months ended April 30, 1997 and 1996 was $16,247 and $20,356, respectively. The $4,109 decrease in operating income is primarily attributable to the decline in garden hose and specialty resin sales and PET prices as well as higher selling, general and administrative costs.

         Interest expense, net of amortization of deferred financing costs for the nine month periods ended April 30, 1997 and 1996 were $14,092 and $14,297, respectively. This $205 or 1.4% decrease is primarily attributable to lower average short term borrowings.

         The income tax provision for the nine months ended April 30, 1997 and 1996 is comprised of foreign tax provisions of $2,086 and $1,932, respectively.

         The Company had (loss) income from continuing operations for the nine month period ended April 30, 1997 and 1996 of $(2,521) and $1,845, respectively.

         The Company sold its Ozite manufacturing division in March of 1996. The $593 and $2,424 loss recorded by this operation for the nine months ended April 30, 1997 and 1996 is reflected within discontinued operations for the period. As mentioned in Note 9, negotiations are currently underway with several parties concerning the sale of its Styrex injection molding operation. Accordingly, the Company has included a $1,726 and $606 loss relating to this operation for the nine months ending April 30, 1997 and 1996, respectively, within discontinued operations.

Liquidity and Capital Resources
-------------------------------

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

         Cash and cash equivalents decreased $2,949 for the nine months ended April 30, 1997 compared to a $3,926 decrease for the nine months ended April 30, 1996. The changes for these periods were attributable to the factors discussed below.

         For the nine months ended April 30, 1997, net cash used in operating activities was $26,393. The Company funded operating activities (which included $32,650 of inventory), repaid $3,473 of its outstanding debt, and disbursed $5,902 on capital improvements by increasing short term borrowings by $32,372 and decreasing its cash by $2,949.

         For the nine months ended April 30, 1996, net cash used in operating activities was $3,292. The Company funded its operating activities, repaid $8,139 of its outstanding debt, disbursed $9,801 on capital improvements and purchased the net assets of a resin manufacturing facility for $26,820. The Company increased short term borrowings by $12,463 and reduced cash by $3,926.

         The Company had working capital of approximately $20,819 at April 30, 1997 which is a $1,450 decrease from $22,269 at July 31, 1996. Changes in the components of working capital are attributable to an $7,508 increase in accounts receivable, a $32,282 increase in short term borrowing, and a corresponding $31,397 increase in inventory offset by increases in accounts payable ($6,558) and accrued expenses ($4,000).

         The Company's businesses are relatively stable and mature and do not generally require significant ongoing additions to plant and equipment. Capital expenditures for the nine month period ended April 30, 1997 and

1996 were $5,902 and $9,801, respectively.


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

         On August 16, 1995, in connection with its acquisition of the Burlington, New Jersey facility, the Company's Burlington Resins, Inc. subsidiary has entered into a revolving credit facility with a Commercial Bank for up to $5,500 based on levels of inventory and accounts receivable. Interest on this facility is the prime rate plus 1.25%. The prime rate as of April 30, 1997 was 8.25%. At April 30, 1997, there was $3,193 outstanding on this loan. The Company has also received a term loan from the Commercial Bank in the principal amount of $5,500. This term loan is payable in 28 quarterly installments of approximately $196 plus interest accrued at the prime rate plus 1.25%. At April 30, 1997 there was $3,144 outstanding on this term loan. The Commercial Bank agreement contains covenants, the most restrictive of which are the maintenance of certain financial ratios, prohibition of the incurrence of additional indebtedness, the payment of dividends, certain related party transactions and limitations on capital expenditures. The loans are secured by the property, plant and equipment, accounts receivable and inventory of Burlington Resins, Inc. The Company also has a term loan in the amount of $4,000 provided by Occidental Chemical Corporation. This loan is subordinated to the Commercial Bank debt, and is payable on a quarterly basis beginning after year two of the loan, interest only, and after year four, interest and principal. At April 30, 1997 there was $4,000 outstanding on this loan.

         In February 1996, Styrex and PureTech Plastics, Inc. and subsidiaries ("PTP") entered into a Loan and Security Agreement with a bank ("Styrex/PTP Loan") providing an aggregate revolving credit line of $7,500 and an aggregate term loan of $5,000. The proceeds of the loan were used to pay off existing debt. In September 1996 the Company repaid the amount outstanding at that time relating to PTP. Styrex subsequently paid off its loans to the bank on November 11, 1996 when it signed a new Loan and Security Agreement (the "Styrex Loan Agreement") with a Finance Company for a period of three years. The Styrex Loan Agreement provides for a term loan and revolving loans up to a maximum of $6,000 and letters of credit of up to $1,000 and is secured by all of the assets of Styrex. Advances under the agreement bear interest at the rate of prime plus 1 1/2%. The initial term loan of $1,360 has scheduled repayments of $23 per month beginning December 1, 1996. As of April 30, 1997 the revolving loan and the term loan balances were $1,379 and $1,224, respectively.


Capital Expenditure Commitments

        As discussed above, the Company's businesses are relatively mature and as a result do not require significant ongoing additions to plant and equipment. The Company generally finances its ongoing capital expenditure requirements from its cash flow provided from operations and borrowings under its Revolving Credit Facility.


        Construction is nearing completion on a new plant in Northern Ireland for the Company's Unichem division. For purposes of this new business venture, a new subsidiary has been formed, Colorite Europe Limited (a United Kingdom company). The anticipated total capital costs for the Company in connection with this new Unichem plant are approximately $6 million. The Company has received commitments for certain grants, subsidies and other inducements from government authorities in Northern Ireland. The Company plans to finance a large part of its capital costs of this new plant by using cash reserves (and possibly some additional borrowing from a commercial bank) at Action Belgium N.V.


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

    PureTech Plastics ("PTIP"), certain of its directors, three former directors and its President were defendants in a lawsuit brought in 1989 in New Jersey Superior Court and are currently defendants in a lawsuit brought in 1989 in New Jersey Superior Court by Frank Tammera, Sr., a stockholder and former officer and director of PTIP and Frank Tammera, Jr., a former officer of PTIP. Trial of the Frank Tammera, Sr. lawsuit commenced in April 1991 and concluded in 1995.
In March 1996, the New Jersey Superior Court decided that PTIP did not have to reinstate Mr. Tammera, Sr., that his termination had been for cause, and in March 1996 a NJ Superior Court decided for PTIP on all matters except that PTIP was obligated to pay him only approximately $30 of indebtedness, which PTIP had acknowledged, and $14 in royalties. Final judgement in the Frank Tammera, Sr. suit was entered on June 6, 1996. In August 1996, Mr. Tammera, Sr. appealed the court's decision. The Frank Tammera, Jr. lawsuit has been stayed pending the resolution of the Frank Tammera, Sr. lawsuit.

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

               PURETEC CORPORATION


               By:             /s/  Thomas V. Gilboy
                  --------------------------------------------------
               Thomas V. Gilboy
               Chief Financial Officer and Vice President

Dated: June 11, 1997