Form 10-K
period 1997-07-31
PURETEC CORP
filed 1997-11-13
CIK 928451

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-K

                 --------------------------------------------
(Mark One)

/X/ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended July 31, 1997

/ / Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) for the transition period from _____ to _____

                        Commission File Number 0-26508

                             PURETEC CORPORATION
            (Exact name of registrant as specified in its charter)

        DELAWARE                                      22-3376449
------------------------                 ------------------------------------
(State of Incorporation)                 (I.R.S. Employer Identification No.)

               65 Railroad Avenue, Ridgefield, New Jersey 07657
            -----------------------------------------------------
            (Address of principal executive offices and zip code)

                                (201) 941-6550
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

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

Yes  X  No
    ---    ---

Indicate the number of shares outstanding of each of the registrant's classes of stock as of the latest practicable date.

           Class                            Outstanding at November 13, 1997

----------------------------                --------------------------------
Common Stock, $.01 par value                            31,240,866


The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $95,675,152 as of November 13, 1997.

Documents Incorporated by Reference: See Index to Exhibits.

Item 1.  BUSINESS

Introduction

         PureTec Corporation ("PureTec" or the "Company") was formed as the result of a merger (accounted for as a merger), effective as of July 31, 1995, between the former Pure Tech International, Inc. and the significantly larger Ozite Corporation ("Ozite"). Subsequently, in August 1995, PureTec acquired a specialty vinyl resin plant from Occidental Chemical Corporation. The combination of these three entities constitutes the active business operations of PureTec Corporation. At the time of the merger, the legal name of the former Pure Tech International, Inc. was changed to PTI Plastic, Inc. ("PTIP"). For financial reporting purposes, most of the historical financial information reported in this Form 10-K regarding the Company for fiscal years prior to 1996 is that of PTIP.

         Prior to the merger, PTIP's principal businesses were the recycling of glass, metals and plastics and the thermoplastic molding of custom parts using both recycled and virgin materials. PTIP discontinued and sold its glass and metal recycling and Material Recovery Facility ("MRF") operations during fiscal 1994 and 1995. PureTec discontinued and sold its thermoplastic molding operations ("Styrex Industries") during fiscal 1997.

         Prior to the merger, Ozite's principal businesses were the manufacturing of hoses, tubing, and vinyl compounds. These operations now constitute the major portion of PureTec's operations and product lines. The Company discontinued the manufacturing of Ozite's non-woven textile products and sold the related assets effective January 31, 1996.

         As discussed in Note 18 to the Company's Financial Statements, on November 11, 1997 the Company entered into a Merger Agreement with Tekni-Plex, Inc. ("Tekni-Plex"). Subject to the approval of a majority of the shareholders at a shareholders' meeting that the Company will arrange, the Merger Agreement contemplates Tekni-Plex (i) purchasing all of the Company's outstanding Common Stock for cash consideration of $3.50 per share, and (ii) assuming or refinancing all of the Company's debt. The Merger Agreement and the Acquisition have been unanimously approved and recommended to shareholders for adoption by the Company's Board of Directors.

Description of Business

         PureTec is a vertically integrated manufacturer of specialty plastic products. Many of these products are leaders in their niche markets. PureTec is a leading producer of garden hose, disposable medical tubing, and precision tubing and gaskets. The Company also produces plastic materials that are used in various specialized applications. For example, PureTec's Colorite Polymers group is the worldwide leader in medical-grade vinyl compounds. The Company is also a leader in plastic recycling, producing high-grade recycled polyethylene terephthalate ("PET") for packaging and fiber applications.

         The Company's operations consist of two manufacturing categories, "Plastic Products," with approximately 60% of total sales; and "Plastic

Materials," with approximately 40% of total sales. The Company's major product lines are listed below, with the manufacturing division names in parenthesis:


Plastic Products                    Plastic Materials
----------------                    -----------------
Garden Hose (Colorite Plastics)     Medical-grade Vinyl Compounds
                                      (Colorite Polymers)

Medical Tubing (Plastron)           Specialty Vinyl Polymers
                                      (Colorite Polymers; Cybertech Polymers)

Specialty Tubing & Gaskets          Recycled Plastics (Pure Tech Plastics)
  (Action Technology;
  American Gasket & Rubber)


         Each of these product lines has its own unique customer base, competitive environment, cost and pricing structures, business cycles, and related business strategies, as described in the following paragraphs.

Garden Hose

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

         Garden hose products are sold primarily to home centers, hardware cooperatives, food, automotive, drug and mass merchandising chains and catalog companies throughout the United States and Canada. Approximately 88% of sales are to Colorite Plastics' ten largest customers. The remaining sales are divided among approximately 350 smaller customer accounts. Colorite Plastics' ten largest customers include some of the fastest growing and most widely respected retail chains in North America. Colorite Plastics' market strategy is to provide a complete line of innovative, high-quality products along with superior customer service. Innovations have included the patented Colorite(R) Evenflow(R) design and the "drinking water safe" product lines.

         Products are sold directly through Colorite Plastics' salespeople and also through approximately 20 independent representatives. The division sells both private label and brand-name products to the retail market. Advertising is limited to trade journals and advertising allowances to retailers.


         Colorite Plastics manufactures vinyl garden hose by the plastic extrusion process. The primary raw materials are vinyl compounds and brass couplings that are produced by the Company, and nylon reinforcement fiber that is purchased from suppliers. The Colorite Plastics division typically sets prices for its garden hose products in advance of each season and, to the extent that raw material costs increase more than anticipated, the additional costs cannot be passed on during that season.

         The garden hose business is highly seasonal with approximately 75% of sales occurring in the second half of the Company's fiscal year. As a result of the need to build up inventories in anticipation of such second-half sales, the Company's working capital requirements have historically peaked in the second and third quarters of the Company's fiscal year. In addition, this seasonality has a significant impact on the Company's net income from quarter to quarter. Colorite Plastics historically operates the first two quarters of the fiscal year at a loss.

         In addition to its core garden hose business, Colorite Plastics has launched new products, such as a new line of irrigation products for the do-it-yourself markets. For example, in recent years the division has introduced an irrigator "soaker hose," composed of 65% recycled rubber, and the Auto-Moist(TM) line of drip irrigation and watering products. Colorite Plastics also manufactures specialty hose products such as air hose. Colorite Plastics, like other PureTec divisions, is also expanding to international markets. In 1996, it began serving the Canadian market with a new facility in Mississauga, Ontario.

Medical Tubing

         The Company's Plastron division has been a leader in disposable medical tubing for more than 40 years. Plastron's worldwide operation includes strategically located plants in California, Georgia, and several production lines at Action Technology Belgium that support sales to the medical industry. These facilities include "clean room" extrusion operations. Plastron specializes in high-quality, close tolerance tubing for various surgical procedures and related medical applications. These applications include intravenous ("IV") therapy, hemodialysis therapy, cardiovascular procedures such as coronary bypass surgery, suction and aspiration products, and urinary drainage and catheter products. Action Technology Belgium had sales from its medical tubing operation of approximately $2,100,000 and $1,834,000 for fiscal years 1997 and 1996, respectively.

         The Company believes that its Plastron division is a leading producer of medical tubing, with approximately 25% of the worldwide, non-captive market. There are four other principal competitors serving the medical tubing market.

         Medical tubing is sold primarily to a small number of manufacturers of medical devices. Approximately 50% of sales are to Plastron's five largest customers. Products are sold directly through Plastron's salespeople. Advertising is limited to trade journals and trade shows.


         Plastron manufactures medical tubing by the plastic extrusion process. The primary raw materials are proprietary vinyl compounds, which are produced by Plastron, and certain other plastic materials, which are purchased from a select number of suppliers. Raw material price increases generally can be passed on to customers after a delay of two or three months, although competitive pressures sometimes prevent price increases.

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

Specialty Tubing & Gaskets

         PureTec's specialty tubing and gasket product line consists of (i) extruded plastic tubing, sold primarily to manufacturers of aerosol valves, dispenser pumps, and writing instruments; (ii) rubber and thermoplastic gaskets for the aerosol and dispenser pump markets; and (iii) consumer products, chiefly consisting of swimming pool and other corrugated hose. These products are manufactured primarily by the Company's Action Technology ("Action") division, which includes the American Gasket and Rubber Company ("AGR"), Plastron, and Action - Europe.

         Most of Action's products are manufactured by the plastic extrusion process and are sold throughout the United States, Europe, and selected worldwide markets. Action is the largest tubing extruder in North America. Writing instrument products include pen barrels and ink tubing as well as ink reservoirs for felt-tip pens. Action's sales to the dispenser industry are comprised of dip tubes which transmit the contents of a dispenser can to the nozzle, and plastic and rubber gaskets and seals used in the manufacture of dispenser valves and pumps. These products are manufactured to very precise tolerances, according to the specifications developed by Action and its customers for specific applications. Other OEM (Original Equipment Manufacturer) sales include corrugated hose to manufacturers of floor care products, and various types of hoses and tubing for other industrial applications. Action also manufactures consumer products which are primarily sold to retail merchandisers, including swimming pool and spa hose.

         Action's principal competitive pressure is the possibility of internal production by its customers. The Company believes Action's products compete successfully based on product quality, prompt delivery, technical service and price. Action believes that its ability to produce high volumes of products to exact specifications has been a key to its success in the marketplace and the longevity of its customer relationships.

         Each Action facility is strategically located to supply multi-national customers on a timely basis. In the United States, Action maintains plants in

New Jersey and Illinois. AGR's facilities are in Illinois, and Action's Plastron subsidiary operates in California and Georgia. Action's European plants, in Belgium and Italy, serve the European, Asian, and African markets with products similar to those manufactured in the United States. Sales from its plants in Belgium and Italy were approximately $13,458,000 and $12,450,000 for 1997 and 1996, respectively.

         Action's OEM sales are conducted by technically trained full-time employees who coordinate marketing activities directly with the managers of each plant. Action also uses independent representatives to sell its pool hose products. In addition, Action manufactures and markets pool hose nationwide under a joint agreement with Haviland Consumer Products. This agreement utilizes the technology and marketing strengths of both companies in their effort to build a leadership position in the market for pool hose.

         The raw materials for all of Action's products (primarily polyethylene and polypropylene) are purchased from a number of different suppliers. Some PVC compounds are purchased by Action from other PureTec divisions. The

Action division has generally been able to pass through increases in raw material costs to its customers pursuant to multi-year contracts and other agreements.

Medical-grade Vinyl Compounds

         The Company believes that its Colorite Polymers division is the world's largest producer of high-quality vinyl compounds for use in the medical industry. Medical-grade compounds are sold primarily under the "Unichem Products" brand. These compounds are sold to leading manufacturers of medical devices and equipment. They are also sold to producers of tubing and closures for the food and beverage industry and used in a variety of food contact applications.

         The market for medical-grade vinyl compounds is highly specialized, with two significant competitors. For more than 30 years, Colorite Polymers has been supplying these specialized vinyl compounds for FDA-regulated applications. The Company believes it competes effectively based on product quality and performance and prompt delivery, and that price is a secondary consideration for its customers. Colorite Polymers' chemists work closely with customers to develop compounds that address their specific requirements. Through this custom work, the Company has introduced a number of breakthroughs to the medical device industry by developing formulations with unique physical characteristics. For example, Colorite Polymers has recently developed a new family of flexible vinyl compounds designed to replace silicone rubber in a variety of medical and commercial applications.

         Medical-grade compounds are produced in the Company's facilities in Ridgefield, New Jersey; Sparks, Nevada; and Belfast, Northern Ireland. The Company sells these compounds in worldwide markets. Approximately 25% of external sales are to Colorite Polymers' five largest customers. Products are sold directly through the Company's salespeople. Advertising is limited to trade journals and trade shows.

         Colorite Polymers purchases raw materials for its compounding operation (vinyl resins, plasticizers and stabilizers) from several sources. The Company in the past has generally been able to pass on raw materials price increases for Unichem Products on a relatively timely basis.

Specialty Vinyl Polymers

         The Company's specialty vinyl polymers business consists of two divisions of the Colorite Polymers group: Burlington Resins, Inc., doing business as Colorite Specialty Vinyl Resins ("SVR"); and Cybertech Polymers.

         SVR operates a plant in Burlington, New Jersey, with an annual production capacity of 120 million pounds of vinyl resins. The plant was purchased from Occidental Chemical Corporation in August 1995. The plant employs specialized technology to produce dispersion, blending, and copolymer suspension resins for a variety of industries, including floor covering, automotive sealants and adhesives, coil coatings, plastisol compounding and PVC packaging.

         Management believes that SVR has built a relatively unique position in the specialty resins market by offering customized products for niche markets that the larger commodity producers do not serve. SVR's business strategy is built on individual customer service and the highest standards of quality. Although SVR's market share in the overall specialty resins market is about 7%, SVR's share in its target markets exceeds 20%. Approximately 50% of sales are to the division's 10 largest customers.

         SVR is actively developing new products to serve specific customer applications. The division has also added to its product line by initiating a technology exchange with Vinnolit Kunstsoff of Ismaning, Germany. The exchange agreement enhances the Company's breadth of product line by offering specialty resin formulations not previously available in North America.

         SVR purchases raw materials from several large chemical companies. The division in the past has generally been able to pass on raw materials price increases for its specialty formulations, but to a lesser extent for its more commodity-type products. The division has also experienced competitive pressure from large chemical companies who offer a greater breadth of products.

         The Cybertech Polymers division produces a variety of specialized and general purpose vinyl compounds. Approximately 70% of Cybertech Polymers' outside sales are to manufacturers of wire and cable, with the remaining outside sales going to the footwear, general purpose extrusion and molding markets. Cybertech Polymers' compounds are sold throughout the United States by an internal sales force and eight independent representatives. Approximately 50% of Cybertech Polymers' overall production is used internally by PureTec's Colorite Plastics division in the manufacture of garden hose.


         The markets for Cybertech Polymers' vinyl compounds are highly fragmented, and neither the Company nor any competitor has a controlling share. The Company believes it competes effectively based on product quality, performance and prompt delivery, and price.

         Cybertech Polymers purchases raw materials from several sources and also manufactures them internally. This division also recycles scrap vinyl. Cybertech Polymers in the past generally has been able to pass on raw materials price increases to customers on a relatively timely basis.

Recycled Plastics

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

         Raw materials used by the Pure Tech Plastics division consist mostly of post-consumer soft drink bottles. This raw material is purchased from various suppliers who obtain bottles in states with "deposit laws," or who conduct curb-side pickup operations. Pure Tech Plastics competes with other recycling facilities both to obtain materials for recycling and to sell recycled materials to manufacturers. Competition for supplies of recyclable material is based upon price and promptness of service in collecting or accepting material. Competition for sales of recycled material is based on price and consistency of quality.

         Prices for recycled PET have been volatile in recent years, causing wide swings in the division's revenues and earnings. To reduce the impact of this volatility, the Company has restructured its recycling operations and linked supply contracts to the market price of recycled PET. This has resulted in a more consistent spread between the cost of bottles and the price of recycled PET, providing the Company with an opportunity to increase earnings by reducing processing costs. This strategy is being followed with the planned opening of a new state-of-the-art recycling facility in Huntington, West Virginia in early 1998. The Huntington plant is expected to reduce processing costs per pound.

Company Organization

         The Company continues to assess and simplify its organizational structure. In the current year, this has included the elimination of certain non-performing entities, reducing the equity in non-core businesses, and increasing the ownership of Plastic Specialties and Technology, Inc. ("PST"), the Company's primary operating subsidiary. Although these actions have had a short-term impact during the 1997 fiscal year, management believes that they will be accretive to earnings in 1998 and beyond.

         As of September 30, 1997, PureTec Corporation owned approximately 96.1% of the outstanding common stock of PST, and 100% of Burlington Resins, Inc. The following chart shows PureTec's principal divisions and subsidiaries and their primary business function:

                         -----------------------
                         | PureTec Corporation |
                         -----------------------
                                   |
                          --------------------
                          | Ozite Corporation |
                          |    (inactive)     |
                          ---------------------
                                      |
                       ---------------------------------------------------
                       |                                                 |
             ------------------------                                    |
             | Plastic Specialties  |                                    |
             | & Technologies, Inc. |                                    |
             ------------------------                                    |
                 |                                                       |
                 |--- Action Technology (Specialty Tubing)               |
                 |                                                       |
                 |        --------------------------------               |
                 |--------| Action Technology Belgium NV |               |
                 |        | (Medical & Specialty Tubing) |               |
                 |        --------------------------------               |
                 |                                                       |
                 |        --------------------------------               |
                 |--------| Action Technology Italia SpA |               |
                 |        | (Specialty Tubing & Gaskets) |               |
                 |        --------------------------------               |
                 |                                                       |
                 |    --- American Gasket & Rubber (Dispenser Gaskets)   |
                 |                                                       |
                 |    --- Plastron (Medical Tubing)                      |
                 |                                                       |
                 |--- Colorite Plastics (Lawn & Garden Products)         |
                 |                                                       |
                 |--- Colorite Polymers (Vinyl Polymers)                 |
                 |                                                       |
                 |    --- Unichem Products (Medical-grade Plastics)      |
                 |                                                       |
                 |        --------------------------------               |
                 |--------| Colorite Europe, LTD         |               |
                 |        | (Medical-grade Compounds)    |               |
                 |        --------------------------------               |
                 |                                                       |
                 |    --- Cybertech Polymers (Vinyl Compounds)           |
                 |                                                       |
                 |        --------------------------------               |
                 |        | Burlington Resins            |----------------
                 |        | (Specialty Vinyl Resins)     |

                 |        --------------------------------
                 |
                 |--- Pure Tech Plastics (Recycled PET)

Patents and Trademarks

         The Company seeks to protect its proprietary know-how through the application of patent and trademark laws. However, in the opinion of management, none of its patents or trademarks are material to its operations.

Research and Development

         The Company employs certain professionals who, along with other responsibilities, are engaged in research relating to the development of new products and to the improvement of existing products. The Company works closely with certain clients to develop and improve certain products and product lines. Much of this product development is funded by clients and therefore is not reflected in the Company's financial results. For the years ended July 31, 1997, 1996, and 1995, the Company recorded $654,000, $689,000 and $1,268,000 for research and development activities.

Employees

         As of July 31, 1997, the Company employed approximately 1,900 full-time employees, of which approximately 1,650 were employed in the United States and the balance in Europe and Canada. Certain employees at facilities in Ridgefield and Rockaway, New Jersey are represented by the International Brotherhood of Teamsters, under contracts that expire August 1, 2000. Certain employees at the Burlington, New Jersey facility are represented by the Oil Chemical

& Atomic Workers International Union, AFL-CIO, under contracts that expire July 1, 2001. Contracts with both of the above unions were successfully renegotiated in 1997. Certain employees in East Farmingdale, New York are represented by the Waste Material Sorters, Trimmers & Handlers Union, under a contract that expires on April 30, 1998. Approximately 45% of all employees are members of unions including a majority of the European and Canadian employees. The Company believes that employee relations at all of its manufacturing facilities are good, and it has not experienced any work stoppage since its formation.

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


                                                                                   Approximate
Location                            Function                                       Square Feet
--------                            --------                                       -------------
Ridgefield, New Jersey (1)          Corporate Headquarters                              9,900

Tonawanda, New York (1)             Manufactures brass couplings                       31,000

Piscataway, New Jersey (3)          Manufactures general purpose vinyl                150,000
                                    compounds

Ridgefield, New Jersey              Manufactures garden hose and                      328,000
                                    medical-grade vinyl compounds

Ridgefield, New Jersey (3)          Warehouse                                          70,000

Sparks, Nevada (3)                  Manufactures garden hose and                      250,000
                                    medical grade vinyl compounds

Waco, Texas                         Manufactures garden hose                          104,600

McKenzie, Tennessee (2)             Manufactures porous pipe                           20,000

Mississauga, Ontario (4)            Manufactures garden hose                          150,000

City of Industry,                   Manufactures medical tubing                       110,000
California (5)                      and other specialty tubing

Clinton, Illinois                   Manufactures dip tubes,                            62,500
                                    writing instrument products
                                    and corrugated hose

Dalton, Georgia                     Manufactures medical tubing                        40,000
                                    and other specialty tubing

Erembodegem                         Manufactures medical tubing                        88,200


(Aalst), Belgium                    and other specialty tubing

Milan (Gaggiano), Italy (6)         Manufactures rubber compounds                      15,000


Milan (Gaggiano), Italy             Manufactures dispenser gaskets                     25,800
                                    and rubber injection-molded parts

Milan (Gaggiano), Italy  (3)         Manufactures specialty tubing                     24,000
                                     and related products

Rockaway, New Jersey                Manufactures specialty tubing and                  98,600
                                    related products

Schiller Park, Illinois             Manufactures rubber compounds                      20,000

Schaumburg, Illinois (7)            Manufactures dispenser gasket                      58,000

Flint, Michigan (10)                PET recycling plant (grinding only)                42,500

Howell, Michigan                    PET recycling plant (grinding only)                18,400

Livonia, Michigan (5)               PET recycling plant                                60,000

East Farmingdale, New York (1)      PET recycling plant                                49,000

Auburn, Maine (5)                   Plastics and aluminum baling operation             22,000

Lawrence Twp., New Jersey (8)       PET recycling plant (inactive)                     80,000

Hillside, New Jersey (9)            Glass recycling plant (discontinued)               15,000

Newark, New Jersey                  Glass recycling plant & MRF (discontinued)        101,000

High Point, North Carolina (12)     Plastic injection molding plant                   100,000

Burlington, New Jersey              Manufactures specialty PVC resin                  107,000

Belfast, Ireland (11)               Manufactures specialty compound                    45,000

Huntington, West Virginia                PET recycling plant                    Under construction


--------------------------------
(Years relate to calendar years)
(1)  Lease expires in 2001.
(2)  Leased on a month-to-month basis.
(3)  Lease expires in 2002.
(4)  Lease expires in 2005.
(5)  Lease expires in 1999.
(6) Lease expires in 2000, with an option to renew for another six year period.
(7)  Lease expires in 2020.
(8)  Facility not active
(9)  Lease expires in 2000.
(10) Lease expires in 1998.
(11) Lease expires 2017.

(12) Facility sold in August 1997 in connection with sale of Styrex Industries, Inc.

Item 3.  LEGAL PROCEEDINGS

         The Company is party to certain litigation and environmental proceedings in the ordinary course of business, none of which the Company believes are likely to have a material adverse effect on its consolidated financial position or results of operations.

         In June 1997, the Company filed suit against Occidental Chemical Corporation ("OxyChem"), alleging that certain postretirement benefit liabilities were substantially understated when Burlington acquired the acquisition from OxyChem.(see Note 1). In August 1997, the Company and OxyChem agreed to settle this litigation. Pursuant to the terms of the settlement agreement, the Company has agreed to release OxyChem from any claim related to this liability in exchange for OxyChem's agreement to settle a $4 million subordinated term loan including accrued interest ("seller financing") for $3 million. A portion of the settlement has been accounted for as an adjustment to the purchase price, with the offset recorded against goodwill, with the remainder adjusting accrued interest based upon the seller financing.

          Ozite is engaged in litigation in which it seeks damages from the former owner of Dalen, a discontinued segment of Ozite. In December 1987, Ozite commenced legal proceedings against the seller of Dalen, seeking monetary damages and other equitable relief from the seller for various misrepresentations made in its financial statements and other miscellaneous information, based on which Ozite elected to proceed with the purchase of Dalen. The seller counterclaimed for the recovery of the balance of the purchase price in an amount approximately equal to $3,000 plus accrued interest, amounts claimed to be due under a consulting agreement, and punitive damages. Subsequent to July 31, 1997, the Dalen litigation has been settled. The impact of the settlement of the Dalen litigation has been reflected in the Company's net loss from discontinued operations as of July 31, 1997, as Ozite had previously reported the Dalen business which it had acquired as a discontinued operation in 1988. The settlement agreement with Dalen provided for Ozite to make two (2) payments of $500,000 each by October 15, 1997 and a payment for $2,250,000 by January 31, 1998. Interest accrues on the final payment of $2,250,000 from October 15, 1997 until it is paid at the rate of 8% per annum. The Company has made the required payments of $1,000,000 which were due on October 15, 1997. The court in Cook County, Illinois retains jurisdiction for enforcement of the settlement agreement in the event Ozite is unable to make any of these scheduled payments. Management believes that it has a number of alternatives available to finance the final settlement payment to Dalen, and therefore it expects to be able to meet the final payment obligation by January 31, 1998 (See note 20(b)).

         PTI Plastics ("PTIP"), certain of its directors, three former directors and its President were defendants in a lawsuit brought in 1989 in New Jersey Superior Court and are currently defendants in a lawsuit brought in 1989 in New Jersey Superior Court by Frank Tammera, Sr., a stockholder and former officer and director of PTIP and Frank Tammera Jr., a former officer of PTIP. Trial of the Frank Tammera, Sr. lawsuit commenced in April 1991 and concluded in 1995. In March 1996, the New Jersey Superior Court decided that PTIP did not have to reinstate Mr. Tammera, Sr., that his termination had been for cause, and in March 1996 a NJ Superior Court decided for PTIP on all matters except that PTIP was obligated to pay him only approximately $30,000 of indebtedness, which PTIP had acknowledged, and $14,000 in royalties. Final judgement in the Frank Tammera, Sr. suit was entered on June 6, 1996. In August 1996, Mr. Tammera, Sr. appealed the court's decision. The Frank Tammera, Jr. lawsuit, and two similar lawsuits from Michael and Albert Tammera, have been stayed pending the resolution of the Frank Tammera, Sr. lawsuit.



         In May 1992, PST and all of its directors as of 1988, as well as K and B Liquidating Corp. (a former subsidiary of PST which is being liquidated) were named in two lawsuits filed in the Minnesota state courts. The plaintiffs are Douglass Hutchinson (since deceased) and James Czaja, both of whom were former employees of a former subsidiary of PST, Circuit Chemistry Manufacturing Corp. ("Circuit Chemistry"). The suits alleged several causes of action, all of which center upon a claim that PST and/or other defendants did not adequately disclose sufficient information to the plaintiffs in connection with the acquisition from the plaintiffs by PST of their 20% equity interest in Circuit Chemistry, and the termination of their employment agreements. Subsequent to July 31, 1997, the cases brought by Czaja and Hutchinson have been settled by PST. Previously, management had expected these cases to be litigated, and management had expected that PST would win these cases. However, in light of the growing costs of litigation, and the remaining uncertainty of the outcome of a trial, management elected to settle these cases. The impact of the settlement of these cases is reflected in the Company's net loss from discontinued operations for the year ended July 31, 1997, as PST had previously reported Circuit Chemistry as discontinued operations as of 1989. Total settlement payments to the plaintiffs in connection with this settlement is $1,725,000.

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

         On February 18, 1993, Ware Chemical Co. ("Ware Chemical"), a former PST subsidiary (now dormant) was served with a third party complaint in the matter of United States v. Davis ("Davis"). In Davis, the United States has alleged that certain private entities are liable, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), for cleanup costs that have been incurred, and will be in the future, with remediation of the Davis Landfill site in Rhode Island. Ware Chemical was owned by Dart Industries (now Kraft, Inc.) During the time in question (1975-1977), and Kraft has agreed to assume all responsibility.

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On February 26, 1997, the Company held its annual meeting of stockholders at which the following items were submitted to a vote of shareholders. As of the record voting date of January 3, 1997, there were 29,339,171 shares of Common Stock entitled to vote.


                                        Votes For        Votes Against
                                        ---------        -------------
  1. To elect nine directors
      for a term of one year or
      until their successors
      are elected and qualified:

         Fred W. Broling                22,449,108           342,341
         David C. Katz                  22,172,750           618,699
         Murray Fox                     22,174,846           616,603
         Leo Gans                       22,265,525           525,924
         Robert L. Guyett               22,440,238           208,541
         Werner Haase                   22,224,708           356,432
         Edward P. Hamway               22,429,338           356,541
         John J. Harvey                 22,266,123           367,245
         Peter R. Harvey                22,255,723           208,541

   2. To ratify the selection and
      appointment by the Company's
      Board of Directors of Deloitte
      & Touche LLP independent
      certified public accountants,
      as auditors for the Company
      for the fiscal year ended
      July 31, 1997.                    22,620,910            93,787

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


Calendar Quarter          High                      Low
----------------          ----                      ---
Third 1995                5 3/4                     2 7/8
Fourth  1995              3 1/4                     1 15/16

First 1996                2 7/8                     2
Second 1996               4 1/4                     2 3/32
Third 1996                3 9/16                    2 1/4
Fourth 1996               2 7/16                    1 5/8

First 1997                2 5/16                    1 23/32
Second 1997               2 1/8                     1 9/32
Third 1997                2 17/32                   1 7/32


         The Company has approximately 1,000 record holders of its Common Stock and believes that the approximate total number of beneficial holders of the Common Stock of the Company to be in excess of 11,000, based on information received from the transfer agent and those brokerage firms who hold the Company's securities in custodial or "street" name.

Dividends

         The Company has not paid any cash dividends in the last three fiscal years and does not anticipate paying any cash dividends in the foreseeable future.

Item 6.  SELECTED FINANCIAL DATA

         The summary of selected financial data for the five years in the period ended July 31, 1997 should be read in conjunction with the financial statements presented elsewhere herein. See Notes 1 and 2 for a discussion of the basis of presentation, principles of consolidation and defined terms.

Statement of Operations Data:
(000's omitted except per share amounts)

                                                    Year            Year            Year             Year            Year
                                                    Ended           Ended           Ended            Ended           Ended
                                                   July 31,        July 31,        July 31,         June 30,        June 30,
                                                   1997 (2)        1996 (2)        1995 (1)           1994            1993
                                                   --------        --------        --------         --------        --------
Net Sales                                          $315,334        $326,344        $ 30,189         $ 48,590        $16,793

Income (loss) from continuing operations           $  1,345        $ (4,407)       $ (7,519)        $(14,841)       $ 2,183

Income (loss) from continuing operations
  per share of common stock, Primary               $   0.05        $  (0.18)       $  (0.42)        $  (1.68)       $  0.36

Income (loss) from continuing operations
  per share of common stock, Fully diluted         $   0.05        $  (0.18)       $  (0.42)        $  (1.68)       $  0.25

Weighted average shares of common
  stock outstanding, Primary                         29,429         27,268           17,751            8,857          6,116

Weighted average shares of common                    29,429         27,268           17,751            8,857          8,763
stock outstanding, Fully diluted

Balance Sheet Data:
(000's omitted)

                               July 31,        July 31,        July 31,         June 30,        June 30,
                                 1997            1996            1995             1994            1993
                               --------        --------        --------         --------        --------
Working capital                $ 20,037        $ 21,744        $ 14,461         $ 3,725         $18,116

Total Assets                    311,823         296,690         290,121          56,442          60,382

Long-term obligations           142,669         142,672         126,751           7,581           9,617

Stockholders' equity             67,177          70,708          73,519          34,290          42,399

Cash dividends per                 ---             ---             ---             ---             ---
share of stock

(1) See Notes 9, 10 and 18 to the Consolidated Financial Statements with respect to acquisitions, plant closings and discontinued operations.

(2) See Notes 1, 2, 9, 10 and 18 to the Consolidated Financial Statements with respect to the acquisition of Ozite, other acquisitions,

         write-offs of intangible assets, plant closings, and discontinued operations.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Dollars in thousands, except for per share data).

         Since the consummation of the transaction between PTI Plastics, Inc. ("PTIP") and Ozite Corporation ("Ozite") in which both became wholly-owned subsidiaries of PureTec Corporation (the "Company" ), the Company's financial statements show historical information only for PTIP for periods prior to August 1995. Consequently, references to the Company with respect to such historical financial information refer solely to PTIP, unless otherwise stated. The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto.

Results of Operations

Fiscal 1997 Compared to Fiscal 1996

         Net sales for the year ended July 31, 1997 ("fiscal 1997") were $315,334, a decrease of $11,010 or 3.4% compared to the year ended July 31, 1996 ("fiscal 1996").

         Domestic plastic product sales were $149,083, a decrease of $3,269 or 2.1% compared to 1996. The decrease represents volume shortfalls for garden hose partially offset by increased volume of gaskets and medical and dip tubing. Foreign plastic product sales of $35,300 increased $1,142 or 3.3%. The increase represents volume growth in both medical tubing and rubber and plastic gaskets. Plastic material products had sales of $154,064, an increase of $11,750 or 8.3%. This increase represents volume growth in medical-grade compound and specialty vinyl polymers as well as increased volume used internally by the plastic products segment. Recycling sales were $18,681 which represents a decrease of $15,567 or 45%. This decrease is a result of price decreases for recycled PET, which in recent years has been very volatile.

         Gross profit for fiscal 1997 was $66,915, an increase of $1,462
(2.2%) compared to $65,453 for fiscal 1996. Domestic plastic products had gross profit of $38,061 for fiscal 1997 which is a decrease of $846 or 2.2% compared to 1996. This decrease is a result of volume shortfall for garden hose partially offset by increased volume of gaskets and medical and dip tubing. Foreign plastic products had gross margins of $11,501, an increase of $1,254 or 12.2% as compared to 1996. This is a result of increased volume and reduced operating costs. Plastic material products had a gross margin of $16,942 which represents an increase of $1,168 or 7.4% as compared to 1996. This increase represents volume growth in medical-grade compounds and specialty vinyl polymers. This was partially offset by start-up costs associated with Colorite Europe Limited. Recycling gross margins of $1,528 represents a decrease of $414 or 21% compared to 1996. This is a direct result of price decreases for recycled PET.


         Selling, general and administrative expenses for fiscal 1997 were $36,091, a $536 (1.5%) increase compared to fiscal 1996. As a percentage of net sales, these expenses increased to 11.5% in fiscal 1997 from 10.9% in fiscal 1996. This increase is largely due to the start-up of Colorite Europe Limited in Ireland and an increase in professional fees on a corporate basis which was partially offset by reduced selling commissions for garden hose.

         Operating income for fiscal 1997 and 1996 was $26,617 (8.4% of net sales) and $20,868 (6.4% of net sales), respectively, an increase of $5,749 or 28%. Domestic plastic product's operating income of $21,822 for fiscal 1997 represents an increase of $2,456 or 12% compared to 1996. This increase is a direct result of increased volume of gaskets and medical and dip tubing partially offset by reduced volume for garden hose. Foreign plastic product's operating income of $8,276 for fiscal 1997 is an increase of $1,901 or 31% as compared to fiscal 1996. This increase is a result of improved volume in both medical tubing and rubber and plastic gaskets. The plastic material products segment had operating income of $6,533 for fiscal 1997, an increase of $626 or 11% compared to 1996. The increase is a result of volume growth in medical-grade compounds and specialty vinyl polymers partially offset by start-up costs at Colorite Europe Limited. Recycling had an operating loss of $197 which represents an improvement of $255 (after the exclusion of $4,636 write-off of goodwill and obsolete facilities). The improvement is due to the decrease in costs and the stability of PET prices during the second half of 1997. An overall comparison between 1997 and 1996 shows an aggregate write-off of goodwill and obsolete assets of $4,636 in 1996. The majority of this write-off represents a reserve for shutdown costs at the Company's Springfield recycling facility.

         Interest expense for fiscal 1997 and 1996 was $18,108 and $18,702, respectively, which represents a $594 (3.2%) decrease. This decrease is primarily due to the interest related to the settlement of the OxyChem loan, the payoff of certain Old Recycling loans during the current fiscal year and improved borrowing rates from our primary lender.

         The tax provision for 1997 includes a current foreign tax provision of $2,804, a current state tax provision of $150 and a deferred foreign tax provision of $177. The tax provision for fiscal 1996 includes a current foreign tax provision of $2,269, a current state tax provision of $288 and a deferred foreign tax provision of $80.

         The Company generated net income from continuing operations of $1,345 for fiscal 1997 compared to a loss of $4,407 in fiscal 1996. The increase is partly attributed to write-offs of obsolete assets related to recycling operations in 1996 of $4,636 as well as improvements within the plastic products segment.

         During 1997, the Company recognized losses on the discontinuance of its injection molding operation of $3,476 (which includes a $2,250 loss related to the disposal of the operation), an additional $672 loss on the disposal of its Ozite Manufacturing operations, an additional $1,988 loss related to Circuit Chemistry and a $2,000 gain from the Dalen lawsuit. During 1996, the Company recorded a loss related to Ozite of $3,220 (which includes a $2,241 loss for disposal of the operation) as well as a $546 loss from its injection molding operation. See Note 17 for a further description related to the Company's discontinued operations.

Fiscal 1996 Compared to Fiscal 1995

         For the year end July 31, 1996, the Company recorded net sales of $326,344 compared to $30,189 for fiscal 1995. The large increase was attributable to the combination with Ozite and reflects the Company's greatly expanded scope of operations together with the acquisition of Burlington Resins, Inc. ("Burlington"). The Company's domestic and foreign plastic products and plastic materials segments were acquired as part of the aforementioned mergers.

          For the year ended July 31, 1996, net sales for the domestic and foreign plastic products segments were $152,352 and $34,158, respectively. Net sales for the plastic material segment were $142,314 for the year ended July 31, 1996, reflecting the addition of Burlington and the PVC compound operations. The plastic materials segment provides PVC compound to the domestic plastic products segment. Transfers are made at raw material cost plus a value added factor for labor and overhead. For fiscal 1996, the plastic material segment transferred approximately $32,000.

          Net sales for the recycling operation were $34,248 for the year ended July 31, 1996, an increase of $4,059 as compared to fiscal 1995.

         Gross profit for fiscal 1996 was $65,453 as compared to $4,836 for fiscal 1995. The $60,617 increase was primarily attributable the addition of Ozite & Burlington.

         Selling, general and administrative expenses were $35,555 and $301 for fiscal 1996 and fiscal 1995, respectively. As a percentage of net sales, these expenses were 10.9% for fiscal 1996 and 1.0% for fiscal 1995.

         The Company's aggregate write-offs of goodwill and obsolete assets were $4,636 for fiscal 1996. The majority of the write-off represents a reserve for shutdown costs at the Company's Springfield recycling facility. For fiscal 1995, the Company wrote-off approximately $2,803 of goodwill and other intangible assets and $4,600 of obsolete equipment.

         Operating income for fiscal 1996  was $20,868 (6.4% of net sales) as

         Interest expense was $18,702 for fiscal 1996, an $18,283 increase as compared to fiscal 1995. The increase is due to the above-mentioned transaction which includes PST which has subordinated notes of $125,000 and a $50,000 revolving credit facility, and includes Burlington which has approximately $11,000 in debt at July 31, 1996.

         The Company had recorded a gain of $1,000 during fiscal 1995 to reflect a gain realized on the sale of an interest in the Company's reverse vending machine subsidiary. The Company reduced its equity interest in Evolutions, Inc. during fiscal 1996 from 75% to 42% and recorded a loss from its equity investments in Evolutions and certain other equity investments.


         The tax provision for fiscal 1996 includes a current foreign tax provision of $2,269, a current state tax provision of $288 and a deferred foreign tax provision of $80. For fiscal 1995, no tax provision was recorded.

         The Company had a net loss from continuing operations of $4,407 for fiscal 1996 compared to a net loss from continuing operations of $7,519 in fiscal 1995.

         The Company recognized a loss on the sale of its Ozite Manufacturing operations (non-woven textiles) in fiscal 1996. This loss amounted to $2,241. Losses generated from these operations amounted to $979 in fiscal 1996. In addition the Company disposed of its Styrex injection molding operation in August 1997. Losses generated from this operation were $546 and $4,580 for fiscal 1996 and 1995, respectively. Furthermore, the Company recorded a loss on the disposal of its glass operations in fiscal 1995.

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

         While the management of the Company believes that the Company will be able to operate on a positive cash flow basis with respect to continuing operations during the fiscal year ending July 31, 1998, the ability of the Company to continue to expand its operations may require additional funding.

         Cash and cash equivalents increased $750 for fiscal year 1997 compared to a $1,102 decrease for fiscal year ended July 31, 1996. The changes for these periods were attributable to the factors discussed below.

         The Company had working capital of approximately $20,160 at July 31, 1997 compared to working capital of approximately $21,744 at July 31, 1996. The decrease in working capital is attributable to an increase in short term borrowings of $18,495 partially offset by increases in inventory ($13,165), accounts receivable($3,061), and lower accounts payable of $1,223.

         Net cash (used in) operating activities was approximately $(5,444) in fiscal 1997 compared to net cash provided by operating activities of approximately $28,811 in fiscal 1996. The change was due principally to an increase in inventory of 15,864, writeoffs of goodwill, other intangible assets, and obsolete equipment. Net cash used in investing activities was approximately $11,264 in fiscal 1997 and approximately $31,469 in fiscal 1996. The change was primarily due to cash paid in the amount of $22,328 for the acquisitions of net assets in the Burlington Resins transaction in fiscal 1996. Cash flows from financing activities were approximately $18,823 for fiscal 1997, which included a $19,964 increase in short term borrowings. For fiscal 1996, net cash provided from financing activities was approximately $2,221 which included repayments of short-term borrowings of $10,840 and proceeds from long-term debt of $18,630.

         Net cash provided by operating activities was approximately $28,811 in fiscal 1996 compared to approximately $1,589 in fiscal 1995. The change was due principally to a reduction in the overall losses incurred by the Company, write-offs of goodwill, other intangible assets, and obsolete equipment. Net cash used in investing activities was approximately $31,469 and $14,077, respectively in fiscal 1996 and 1995. The change was primarily due to cash paid in the amount of $22,328 for the acquisitions of net assets in the Burlington Resins transaction. Cash flows from financing activities were approximately $2,221 for fiscal 1996, which represented a paydown of $7,056 of debt versus new long term borrowing of $18,027. For fiscal 1995, net cash provided from financing activities was approximately $18,766, which were provided principally by the private placement of an aggregate of 3,308,672 shares of common stock from October 1994 through July 1995 as well as the proceeds from the sale of convertible debentures in the amount of approximately $8,371.

Borrowings, Debt Offerings and Redemptions

         On December 30, 1992, PST entered into a $50,000 Senior Loan Agreement (the "Agreement") with a commercial lending company ("CLC"). Proceeds were used to repay the borrowings outstanding under a prior loan and security agreement with a bank. The Agreement contains covenants, the most restrictive of which are maintenance of certain financial ratios, prohibition of the occurrence of additional indebtedness, the payment of dividends, certain related party transactions and limitations on capital expenditures. Borrowings under the Agreement are secured by substantially all the domestic current assets of PST. Additionally, the CLC has a security interest in PST's intangible assets, and this security interest ranks pari passu with the security interest of the Senior Secured Notes (see below) in PST's intangible assets. Revolving credit advances under the Agreement are based on eligible receivables and inventory.

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

         At July 31, 1997, the Company was not in compliance with certain of the covenants of the Amended Agreement, including the requirement to reduce borrowing to $20 million and the limitation on capital expenditures. The CLC has provided a waiver of this non-compliance as of July 31, 1997.

         In addition, on January 31, 1997 PST signed a Receivables Agreement with the CLC that provides PST with the ability to sell a 100% ownership interest, without recourse, in certain Eligible Receivables generated by PST. The CLC's commitment to purchase said receivables from PST are restricted to the period beginning each February 1 and ending on each May 31. The aggregate invoice face amount of purchased receivables will not exceed $12,000. PST is obligated to service the Eligible Receivables that it sells to the CLC. The CLC's commitment to purchase said receivables from PST are restricted to the period beginning each February 1 and ending on each May 31.

         At July 31, 1997 and 1996, short-term borrowings include revolving credit advances of $36,772 and $14,138, respectively, under the Amended Agreement and $2,087 of factored receivables. The CLC owes PST $422 related to such receivables.

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

         On August 16, 1995, in connection with its acquisition of the Burlington, New Jersey facility, the Company's Burlington Resins, Inc. subsidiary has entered into a revolving credit facility with a Commercial Bank for up to $5,500 based on levels of inventory and accounts receivable. Interest on this facility is the prime rate plus 1.25%. The prime rate as of July 31, 1997 was 8.5%. At July 31, 1997, there was $1,893 outstanding on this loan. The Company has also received a term loan from the Commercial Bank in the principal amount of $5,500. This term loan is payable in 28 quarterly installments of approximately $196 plus interest accrued at the prime rate plus 1.25%. At July 31, 1997 there was $3,341 outstanding on this term loan. The Commercial Bank agreement contains covenants, the most restrictive of which are the maintenance of certain financial ratios, prohibition of the incurrence of additional indebtedness, the payment of dividends, certain related party transactions and limitations on capital expenditures. The loans are secured by the property, plant and equipment, accounts receivable and inventory of Burlington Resins,

Inc. As the Company intends to repay the borrowings outstanding under the Agreement during 1998, the entire amount has been classified in current portion of long-term debt at July 31, 1997. The Company also has a term loan provided by Occidental Chemical

Corporation. This loan is subordinated to the Commercial Bank debt. At July 31, 1997 there was $2,524 outstanding on this loan. This loan was repaid subsequent to July 31, 1997, and as such has been classified as a current liability.

         In February 1996, Styrex and Pure Tech Plastics, Inc. and subsidiaries ("PTP") entered into a Loan and Security Agreement with a bank ("Styrex/PTP Loan") providing an aggregate revolving credit line of $7,500 and an aggregate term loan of $5,000. The proceeds of the loan were used to pay off existing debt. As of July 31, 1996, there was $3,839 outstanding under the revolving credit line, and $2,692 under the term loan. In September 1996, the Company repaid the amount outstanding at that time relating to PTP. Styrex subsequently paid off its loans to the bank on November 11, 1996 when it signed a new Loan and Security Agreement (the "Styrex Loan Agreement") with a Finance Company for a period of three years. The Styrex Loan Agreement provides for a term loan and revolving loans up to a maximum of $6,000 and letters of credit of up to $1,000 and is secured by all of the assets of Styrex. Advances under the agreement bear interest at the rate of prime plus 1 1/2%. The initial term loan of $1,360 has scheduled repayments of $23 per month beginning December 1, 1996. As of July 31, 1997 and 1996 the revolving loan and the term loan balances were $1,086 and $1,156, respectively. The operations of Styrex were sold in August 1997. Accordingly, these amounts are included in net assets held for sale in the consolidated balance sheet which is included in other current assets.

         Concurrently with execution of the Merger Agreement, Tekni-Plex purchased a Convertible Note issued by PureTec in the amount of $5 million. The loan will assist PureTec and PST in meeting expected cash requirements in the period prior to completion of the Merger. The Convertible Note bears interest at 13% and is convertible at any time following the 60th day after any termination of the Agreement into a number of shares of Common Stock sufficient to retire the principal amount of the Note plus accrued interest or in any event at a base conversion rate of one share of Common Stock per $2.72 of obligations owed under the Note. The Company is required to file a registration statement with respect to the Common Stock issuable upon conversion promptly following a termination of the Merger Agreement. The Convertible Note matures on September 30, 1998. The Convertible Note is subject to prepayment by the Company in cash at any time, and contains covenants and events of default customary for a debt instrument of this type.

Subsequent Events

         In August 1997, the operations of Styrex were sold and the operating results of Styrex for fiscal 1997 were included within discontinued operations (see Note 18). Accordingly, results for fiscal 1996 and 1995 were also reclassed to discontinued operations.

         In September 1997, Burlington Resins, Inc. settled a lawsuit it had filed against OxyChem. The result of this settlement was to reduce goodwill at

Burlington by $1,476. (See Note 1).

         In October 1997, PST settled a lawsuit pertaining to Circuit Chemistry, and Ozite settled the Dalen litigation. The impact of both settlements was accounted for as discontinued operations (see Note 20(b) and Note 18).

         On November 11, 1997, the Company announced that it had signed an Agreement and Plan of Merger ("Agreement") with Tekni-Plex, Inc., ("Tekni-Plex") a privately-owned company, pursuant to which the Company would, through a merger ("Merger") become a wholly-owned subsidiary of Tekni-Plex. The Agreement provides that the owner of each share of common stock of the Company would receive $3.50 in cash for that share in the Merger. The Agreement and the Merger will be submitted to the shareholders of the Company for approval at the Company's annual shareholders' meeting expected to be held in January 1998. The Agreement and the Merger have been unanimously approved, and recommended to shareholders for adoption by the Company's Board of Directors. Officers and directors of the Company owning approximately 10% of the outstanding common stock of the Company have agreed to vote their shares in favor of the Merger.

         The Agreement contains a number of conditions which must be satisfied in order for the Merger to occur, including the successful completion of a consent solicitation and tender offer for PST"s 11.25% Senior Secured Notes due 2003, the receipt of all necessary governmental and regulatory approvals, and the absence of any changes occurring prior to the closing date which would have a material adverse significance with respect to the value of the Company and its subsidiaries, taken as a whole.

         The Agreement also requires that the outstanding minority common shareholders' interest in PST be eliminated, either through purchase or a short-form merger procedure under Delaware law, not later than immediately prior to completion of the Merger, at a price of $7.00 per share of PST common stock.

         The Merger is further subject to the receipt by Tekni-Plex of sufficient financing to pay for the Company shares, purchase the PST Notes tendered in the tender offer, and fund all other cash requirements of the Merger. Tekni-Plex has received commitments from Morgan Guaranty Trust Company of New York to provide senior bank financing and subordinated bridge loans in an aggregate amount which the parties believe will be sufficient to complete the Merger, subject to a number of conditions.

         The Agreement is terminable by Tekni-Plex, the Company, or either of them under certain circumstances. In the event the Agreement is terminated because the Company's Board of Directors withdraws or materially modifies its approval or recommendation of the Merger or the Agreement or another person, entity or group acquires beneficial ownership of 50% or more of the outstanding shares of the Company's Common Stock, the Company is obligated to pay a fee of $10 million to Tekni-Plex and to reimburse Tekni-Plex for up to $5 million of its expenses in connection with the Agreement and related transactions. The Company expects the Merger to be completed in February 1998, but cannot assure that all of the conditions to the Merger will be satisfied.

         In connection with the Company's acceptance of the Tekni-Plex Offer, Tekni-Plex has also agreed to lend to PureTec Corporation $5,000, as discussed above.

Future Capital Expenditure and Commitments

         The Company's businesses are relatively mature and as a result do not require significant ongoing additions to plant and equipment, except for the expansion discussed below. The Company generally finances its ongoing capital expenditure requirements from its cash flow provided from operations and borrowings under its Revolving Credit Facility.

         Construction has been completed on a new plant in Northern Ireland for the Company's Unichem division. For purposes of this new business venture, a new subsidiary has been formed, Colorite Europe Limited (a United Kingdom company). The total capital costs for the Company in connection with this new Unichem plant were approximately $6,000. The Company has received commitments for certain grants, subsidies and other inducements from government authorities in Northern Ireland. The Company has financed a large part of its capital costs of this new plant by using cash reserves (and possibly some additional borrowing from a commercial bank) at Action Belgium N.V.

         The Company is in the process of constructing a state-of-the-art recycling facility in Huntington, West Virginia. The facility is expected to open early in calendar 1998. The Company will invest approximately $8 million in the facility, which will recycle PET containers, such as soft drink bottles and food packaging. Management is still evaluating various financing alternatives for this new facility.

         In October 1997, the Company settled a lawsuit pertaining to Circuit Chemistry, a discontinued operation. Total settlement payments were $1,725 as of October 31, 1997. Additionally, in October 1997, in accordance with the Dalen litigation settlement, Ozite Corp. made two (2) payments of $500 each (see Note 20(b)). These payments were made out of the Company's current working capital. Management believes that it has a number of alternatives available to finance the final settlement payment of $2,250 related to Dalen by January 31, 1998.

Inflation

         Generally, the Company's operations have benefited from relatively stable or declining prices for raw materials. During 1997, the Company has benefited domestically from declining raw material costs. Foreign operations saw raw material costs continued to rise until they stabilized during the second quarter. Raw material costs have generally stabilized at this time In the event significant inflationary trends were to resume, management believes that the Company will generally be able to offset the effects thereof through continuing improvements in operating efficiencies and increasing prices, to the extent permitted by competitive factors. However, there can be no assurance that all such cost increases can be passed through to customers.

Item 8.  FINANCIAL STATEMENTS

         The financial statements commence on Page F-1. Supplementary data is not required to be presented.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names, ages and positions of the current directors and executive officers of PureTec.


         Name             Age         Position
         ----             ---         --------

Fred W. Broling           62          Chairman of the Board and Chief
                                        Executive Officer

David C. Katz             57          President, Chief Operating Officer and
                                        Director

Murray Fox                74          Vice President and Director

Leo Gans                  71          Vice President and Director

Robert Guyett             60          Director

Werner Haase              59          Director

Edward P. Hamway          49          Director

Peter R. Harvey           62          Director

John J. Harvey            66          Director

Joseph T. Bruno           62          Vice President

Thomas V. Gilboy          43          Vice President, Treasurer and Chief
                                        Financial Officer

Paul Litwinczuk           44          Secretary

Gerard R. Giordano        47          Asst. Secretary and Vice President

         Mr. Broling has served as the Chairman and Chief Executive Officer of the Company since July 26, 1995. Prior to that, Mr. Broling was a Vice President of PTIP. Mr. Broling has served as Chairman and President of PST since 1984 and as Chairman and Chief Executive Officer of Ozite since 1990. Prior to 1984, Mr. Broling served as President of the plastic specialty sector of Dart & Kraft.

         Mr. Katz has served as President of the Company since its inception and as President of PTIP since August 1988 and as a Director since September 1991. He was appointed Chief Operating Officer in February 1994. From 1987 until August 1988 he was an independent consultant to contract and food and beverage packers. From 1982 until 1987, he was Vice President and operations director for Taylor Wine Company, and was responsible for operation, distribution, purchasing and maintenance of the plant owned by Taylor Wine Company in Hammondsport, New York. From 1977 until 1982, he was U.S. manager of packaging for the Coca-Cola Company in Atlanta, Georgia and in 1978 and 1979 he coordinated the introduction of PET bottles to U.S. bottlers.

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

         Mr. Guyett has been a director of the Company since 1996. Mr. Guyett serves as President, Chief Executive Officer of Crescent Management Enterprises, LLC.

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

         Mr. John Harvey has served as Director of the Company since July 1995. Mr. Harvey has served as a Director of Ozite since August 1990 and as a Director of PST since October 1993. He has also served as the Chairman of the Board and Chief Executive Officer of ARTRA Group Incorporated, a publicly held company which manufactures and markets fashion jewelry, flexible packaging and investments and as a director of The Lori Corporation (fashion jewelry) since 1985. Peter R. Harvey and John J. Harvey are brothers.

         Mr. Peter Harvey has served as Director of the Company since July 1995. Mr. Harvey has served as a Director since 1993. He has been a director of Ozite since 1984. He also has served as President, Chief Operating Officer and a director of ARTRA Group Incorporated since 1986, a director of The Lori Corporation since 1984, and a director of SoftNet Systems, Inc. since 1988. He was also Chief Executive Officer and Chairman of SoftNet from 1985 to 1993.


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

         Mr. Giordano has served as Vice President of Corporate Finance since February 1997 and was Vice president of Colorite since 1989. Previously (from 1983 - 1989) Mr. Giordano had been Vice President of Finance and Administration for Ingredient Technology, a division of Crompton & Knowles Corporation.

         PST is a subsidiary of Ozite, which is a wholly owned subsidiary of PureTec.

Compensation Committee Interlocks and Insider Participation; Additional Information

         Compensation of executive officers is determined by the Company's
Board of Directors. Messrs. Fred Broling and Peter R. Harvey currently serve on PST's Board of Directors and have served as directors and officers of PST and continue to serve Ozite in such capacities. Mr. Broling is currently employed as an officer of PST. See "Item 13. Certain Relationships and Related Transactions."

         Mr. Broling and Mr. Peter R. Harvey recommend to the Board of Directors compensation payable to executive officers of the Company. Mr. Broling's compensation is based on the actual performance of the Company compared to the operating plan. The compensation of Mr. Gans is determined in accordance with the performance of his operating division based on such plan. Messrs. Broling and Harvey consider the performance of the Company, among other factors, in determining the compensation of other executive officers; however, neither they nor the Board of Directors have adopted compensation policies applicable to such other executive officers.

Item 11.  EXECUTIVE COMPENSATION

                          SUMMARY COMPENSATION TABLE



Name and                             Fiscal                                              Stock               All Other
Principal Position                     Year           Salary            Bonus          Options        Compensation (1)
------------------                   ------           ------            -----          -------        ----------------
Fred W. Broling                        1997         $250,000         $250,000          100,000        $          5,192
Chairman and Chief                     1996          259,216          125,000          100,000                   5,010
Executive Officer                      1995          263,446          250,000               --                  11,232

David C. Katz                          1997          165,000          165,000          100,000                   4,362
President, Chief Operating             1996          152,385           75,000               --                   4,854
Officer, Director                      1995          130,000          150,000           50,000                      --

Leo Gans                               1997          186,000          249,240           50,000                   5,192
Vice President, Director,              1996          187,042          166,500          100,000                   5,132
President of Action                    1995          186,582          236,000               --                   9,987
  Technologies

Thomas V. Gilboy                       1997          176,000          176,000          100,000                   5,192
Vice President, Treasurer &            1996           31,067           40,000          100,000                      --
  Chief Financial Officer              1995               --               --               --                      --

Robert E. Brookman, Ph.D.              1997          197,000           73,100           50,000                   5,192
President - Colorite                   1996          191,582           49,454           50,000                   4,992
Polymers Division                      1995          190,703           99,000              ---                   4,992

--------------------------
(1) The amounts in this column are contributions made by the Company to one of the Savings Plan for Employees of PureTec or its affiliates and the amount of premiums paid by the Company for life insurance policies for the benefit of the named executive officers.

         Director's Compensation

         Directors who are officers of the Company receive no compensation for serving as directors. Independent directors who serve on the compensation committee participate in the 1995 Disinterested Director Stock Option Plan and are paid a $10,000 annual fee.

                    Option/SAR Grants in Last Fiscal Year

                                                                                          Potential       Potential
                                                                                         Realizable      Realizable
                                                                                           Value at        Value at
                                                                                            Assumed         Assumed
                                              Percent of                                     Annual          Annual
                                                   Total                                   Rates of        Rates of
                                Number of       Options/                                      Stock           Stock
                               Securities           SARs                                      Price           Price
                                   Under-        Granted                                  Apprecia-       Apprecia-
                                    lying             to         Exer-                     tion for        tion for
                                 Options/      Employees       cise or         Expi-         Option          Option
                                     SARs      in Fiscal          Base        ration           Term            Term
Name                              Granted           Year         Price          Date             5%             10%
----                           ----------     ----------       -------        ------     ----------      ----------
Fred W. Broling                   100,000          13.9%         $2.25     8/01/2005        $97,153        $234,841

David C. Katz                     100,000          13.9%         $2.25     8/01/2005         97,153         234,841

Leo Gans                           50,000           6.9%         $2.25     8/01/2005         48,577         117,420

Thomas V. Gilboy                  100,000          13.9%         $2.25     8/01/2005         97,153         234,841

Robert E. Brookman                 50,000           6.9%         $2.25     8/01/2005         48,577         117,420

             Aggregated Option/SAR Exercises in Last Fiscal Year
                         and FY-End Option/SAR Values

                                                                                        Number of
                                                                                       Securities               Value of
                                                                                       Underlying            Unexercised
                                                                                      Unexercised           In-the-Money
                                                                                  Options/SARs at        Options/SARs at
                                                                                           FY-End                 FY-end

                                  Shares Acquired                                    Exercisable/           Exercisable/
Name                                  on Exercise          Value Realized           Unexercisable          Unexercisable
----                              ---------------          --------------           -------------          -------------
Fred W. Broling                         ---                     ---                33,333/166,667              ---/---
David C. Katz                           ---                     ---               108,300/100,000              ---/---
Leo Gans                                ---                     ---                33,333/116,667              ---/---
Thomas V. Gilboy                        ---                     ---                33,333/166,667              ---/---
Robert E. Brookman                      ---                     ---                 16,667/83,333              ---/---

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

                              PENSION PLAN TABLE

                                     Years of service
                   -------------------------------------------------------
Remuneration          15          20         25          30          35
------------       -------     -------     -------     -------     -------

$100,000           $15,000     $20,000     $25,000     $30,000     $35,000
 125,000            18,740      25,000      31,250      37,500      43,750
 150,000 or more    22,500      30,000      37,500      45,000      52,500

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

         The estimated number of credited years of service of each of the executive officers listed in the Summary Compensation Table is as follows: Fred
W. Broling, 21 years; Thomas V Gilboy, 1 year; Leo Gans, 15 years; Joseph T. Bruno; 18 years and Robert Brookman, 8 years. Mr. Katz is not presently covered by the PST Pension Plan.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Company's voting securities as of October 14, 1997 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's directors and named executive officers; and (iii) all officers and directors of the Company as a group (unless otherwise indicated, all addresses are c/o the Company, 65 Railroad Avenue, Ridgefield, New Jersey 07657):

                                       Common Stock          Beneficially Owned
Name and address                             Amount                  Percentage
----------------                       ------------          ------------------

Fred W. Broling (1)                      1,484,086                   4.7%

David C. Katz (2)                          118,200                     *

Murray J. Fox (3)                          725,872                   2.3%

Leo Gans (1)                               460,727                   1.5%

Robert Guyett (4)                           40,000                     *
   20 Parsonage Hill Road
   Short Hills, NJ 07078

Werner Haase (5)                            90,000                     *
   488 Madison Avenue
   New York, NY

Edward Hamway (6)                           23,000                     *
     174 Springfield Ave.
     Summit, NJ 07901

John J. Harvey (5)                       1,889,302                   6.0%
   500 Central Ave.
   Northfield, IL 60093

Peter R. Harvey (5)                      1,278,612                   4.1%
   500 Central Ave.
   Northfield,  IL 60093

Thomas V. Gilboy (1)                        43,733                     *

Paul Litwinczuk (7)                         79,000                     *

All Officers and Directors
  as a Group (8)                         6,232,532                  19.6%

--------------------

* = Less than 1%


(1)  Includes shares issuable upon exercise of vested options to acquire
     33,333 shares of Common Stock
(2) Includes shares issuable upon exercise of vested options to acquire 108,300 shares of common stock
(3)  Includes 25,649 shares owned directly by Recycling Enterprises, Inc.
     Mr. Fox is a director, officer and principal shareholder of Recycling Enterprises, Inc. Also includes shares issuable upon exercise of vested options to acquire 50,667 shares of Common Stock.
(4) Includes shares issuable upon exercise of vested options to acquire 10,000 shares of Common Stock.
(5)  Includes shares issuable upon exercise of vested options to acquire
     30,000 shares of common stock
(6) Includes shares issuable upon exercise of vested options to acquire 20,000 shares of common stock.

(7) Includes shares issuable upon exercise of vested options to acquire 79,000 shares of common stock
(8) Includes shares issuable upon exercise of vested options to acquire an aggregate of 457,966 shares of common stock.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Related Companies

         PureTec held 772,000 shares of common stock of Artra (the "Artra Common Shares"), which was accounted for on the equity method. Through the Company's recording of its share of the net losses of Artra, the carrying value of the investment in the Artra Common Shares had been reduced to zero in the 1993 fiscal year.

         Peter R. Harvey and John Harvey are the controlling stockholders of Artra Group, Inc. ("Artra"). In addition, Peter R. Harvey is a director and the President and Chief Operating Officer of Artra, and John Harvey is a director and the Chairman of the Board and Chief Executive Officer of Artra.

         In 1987, the Company acquired from Bagcraft Corporation of America ("Bagcraft") a $5,000,000 subordinated note bearing interest at a rate of 13-1/2% per annum and 50,000 shares of 13-1/2% cumulative redeemable preferred stock with a liquidation preference of $5,000,000 for $10,000,000. Bagcraft is a wholly-owned subsidiary of BCA Holdings, Inc. ("BCA) and BCA is wholly-owned subsidiary of Artra. In March 1993, the Company received 675 shares of BCA Preferred Stock having a liquidation preference equal to the amount of interest due for the period from December 1, 1991 to November 30, 1992 ($675 in the aggregate) in lieu of receipt of payment of interest from Bagcraft for such period.


         In connection with the Merger, on July 31, 1995, PST declared a dividend of the 772,000 Artra Common Shares and 3,675 shares of BCA preferred stock to all stockholders of record as of July 31, 1995. Based on this declaration, 638,444 shares of Artra common stock and 3,039.23 shares of BCA Class A preferred stock have been transferred to Ozite. The Company is in the process of transferring 133,556 shares of Artra common stock and 635.77 shares of BCA preferred stock to minority stockholders that existed at the date of the declaration.

         In December 1993, PST received from Bagcraft 3,000 shares of BCA preferred stock as payment in full for unpaid interest due from Bagcraft.

Indebtedness of Management to the Company

         During fiscal 1997, Mr. Broling was indebted to the Company in an amount of $252,000 consisting of principal and interest outstanding on a demand note dated June 15, 1988, bearing interest at 75% of the prime rate, not to exceed 10%. Such indebtedness was incurred by Mr. Broling to finance the purchase of common and preferred stock of the predecessor of Ozite. At October 31, 1997, the outstanding indebtedness was $252,000

         During fiscal 1996, Mr. Brennan, the former Vice President, Chief Financial Officer and a Director, was indebted to PureTec in an amount of $150,800 consisting of principal and interest outstanding on; (i) a demand note dated June 15, 1988, bearing interest at 75% of the prime rate, not to exceed 10%; and (ii) a non-interest bearing demand note dated August 20, 1990. Such indebtedness was incurred by Mr. Brennan to finance the purchase of common and preferred stock of the predecessor of Ozite and to finance unreimbursed moving expenses incurred moving to Illinois at PureTec's request, respectively. Such amounts were outstanding at October 31, 1997.

         As of July 31, 1997, Mr. Peter R. Harvey was indebted to the Company in an amount of $717,000 consisting of principal and interest outstanding on a demand note dated May 20, 1988, bearing interest at the prime rate on the last day of each fiscal year. Such indebtedness was a personal loan to Mr. Harvey.

         As a potential offset to this indebtedness as of July 31, 1997, Mr. Broling and Mr. Harvey have notes payable to them by the Company in the amounts of $750,000 and $1,039,687 respectively. These notes are a result of the 1995 merger of Pure Tech International and Ozite, and were partial payment for Ozite Preferred Stock. The notes payable to Messrs. Broling and Harvey are non-interest bearing for the first four years.

Transaction with Fox Engineering, Inc.

         In September 1994, the Company sold 40% of the capital stock of Multiple Container Recycler, Inc. ("MCR") to a company owned by the son of a director and officer of the Company. The sale price was $1,000,000. The Company received a note for a total of $1,000,000 plus accrued interest payable. All acquired shares in MCR and 175,000 shares of previously acquired PureTec common stock, (which had a value approximating the note as of the date of sale) have been pledged as collateral against the loan. The Company recognized a gain of $1,000,000 on this transaction.

         In fiscal year 1997, the Company agreed to transfer the operations of MCR to its minority owners. Under the terms of the agreement, the operations, and all existing assets were transferred effective September 1, 1996. The existing liabilities as of that date were retained by the Company. Liabilities remaining at July 31, 1997 were approximately $100,000 Upon consummation of the agreement, 333,333 shares of PureTec stock were transferred to the Company in satisfaction of the $1,000,000 note. The Company incurred a loss of $312,000 in conjunction with this transaction.

                                   PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)(1)  Financial Statements and Schedules

                 The financial statements listed in the Index to Financial Statements under Part II, Item 8 and the financial statement schedules listed under Exhibit 28 are filed as part of this annual report.

         (a)(2) Financial Statement Schedule - Schedule II - Valuation and Qualifying Accounts

         (a)(3)  Exhibits

                 The exhibits listed on the Index to Exhibits following the Signature Page herein are filed as part of this annual report or by incorporation by reference from the documents there listed.

                                  SIGNATURES

         Pursuant to the requiremens of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             PURETEC CORPORATION

                             By: /s/ Thomas V. Gilboy
                                ------------------------------------------
                                Thomas V. Gilboy
                                Chief Financial Officer and Vice President

Dated: November 13, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities indicated.


/s/ Fred W. Broling
-----------------------------       Chairman of the Board and                      November 13, 1997
Fred W. Broling                       Chief Executive Officer

/s/ David C. Katz
-----------------------------       Director, President and Chief                  November 13, 1997
David C. Katz                         Operating Officer

/s/ Murray J. Fox
-----------------------------       Director                                       November 13, 1997
Murray J. Fox

/s/ Leo Gans
-----------------------------       Director and Vice President                    November 13, 1997
Leo Gans

/s/ Robert Guyett
-----------------------------       Director                                       November 13, 1997
Robert Guyett

/s/ Werner Haase
-----------------------------       Director                                       November 13, 1997
Werner Haase

/s/ Edward Hamway
-----------------------------       Director                                       November 13, 1997
Edward Hamway

/s/ John J. Harvey
-----------------------------       Director                                       November 13, 1997
John J. Harvey


/s/ Peter R. Harvey
-----------------------------       Director                                       November 13, 1997
Peter R. Harvey

                              Index To Exhibits

Number Exhibit
--------------
2.1 Agreement and Plan of Merger dated as of November 11, 1997 among PureTec Corporation, Plastic Specialties & Technologies, Inc., Tekni-Plex, Inc. And P.T. Holding, Inc.
3.1 Articles of Incorporation (incorporated by reference from Exhibit 3(a) of the Company's registration statement on Form S-4, file no. 33 - 82768).

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

4.2    Form of Specimen Senior Secured Note (incorporated by reference from
       Exhibit 4.10 of Amendment No. 2 to PST's registration statement on Form S-1, file no. 33-11686).

4.3 Form of 13% Convertible Senior Note among PureTec Corporation and Tekni-Plex, Inc. dated November 11, 1997.

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

10.11 Lease, dated April 24, 1972, between Pacific Western Warehouse, Inc. and Dark Industries, Inc. (assigned by Dart Industries, Inc. to PST) (incorporated by reference from Exhibit 10.8 to PST's registration statement on Form S-1, file no. 33-11686).

23.1 Consent of Deloitte & Touche LLP with respect to Registration Statment No. 33-98266 on Form S-8 and Registration Statement No. 33-98190 on Form S-3.

27     Financial Data Schedule

99     Form 8-K, dated June 30, 1997.

                     PURETEC CORPORATION AND SUBSIDIARIES
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Page
                                                                      ----

Independent Auditors' Reports:
  Report of Deloitte & Touche LLP                                      F-2
  Report of Holtz Rubenstein & Co., LLP                                F-3

Consolidated Balance Sheets as of July 31, 1997 and 1996               F-4

Consolidated Statements of Operations for the years                    F-5
  ended July 31, 1997, 1996 and 1995

Consolidated Statements of Stockholders' Equity for the years          F-6
  ended July 31, 1997, 1996 and 1995


Consolidated Statements of Cash Flows for the years ended           F-7 - F-8
  July 31, 1997, 1996 and 1995

Notes to Consolidated Financial Statements                          F-9 - F-39

Schedule II  - Valuation and qualifying accounts                       F-40

Exhibit 23.1 - Independent Auditors' Consent                           F-41

All other schedules are not applicable and are therefore excluded.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of PureTec Corporation
Ridgefield, New Jersey

We have audited the accompanying consolidated balance sheets of PureTec Corporation and subsidiaries (the "Company") as of July 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended July 31, 1997. Our audits also included the financial statement schedule listed in the index to the consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits. We did not audit the financial statements of Styrex Industries, Inc. ("Styrex") (a consolidated subsidiary) for the year ended July 31, 1995, which statements reflect total assets constituting 3% of the related consolidated totals for that year, and total revenues of continuing operations (reclassified to discontinued operations in 1997) constituting 40% of the related consolidated totals for that year. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Styrex for the year ended July 31, 1995, is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

Parsippany, New Jersey
November 13, 1997

HOLTZ RUBENSTEIN & CO., LLP
   Certified Public Accountants
        Business Advisers


                          Independent Auditors' Report


September 12, 1995 (except for Note 6, as to which the date is November 9, 1995)

To the Board of Directors and Stockholders of Styrex Industries, Inc.

We have audited the accompanying statements of operations and deficit and cash flows of Styrex Industries, Inc. for the year ended July 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of Styrex Industries, Inc.'s operations and its cash flows for the year ended July 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, the Company is a wholly-owned subsidiary of PTI Plastics, Inc. The Company has received funding from its parent in the form of loans and advances and at July 31, 1995 advances from its parent company approximated $3,373,000.



/s/ Holtz Rubenstein & Co., LLP

                     PURETEC CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share data)

                                                                                   July 31,          July 31,
                                                   ASSETS                           1997              1996
                                                                                  ---------         ---------
CURRENT ASSETS:
       Cash and cash equivalents                                                  $   6,745         $   5,995
       Accounts receivable, less allowance for doubtful accounts of $1,154
          as of July  31, 1997 and $980 as of July 31, 1996                          56,736            53,675
       Inventories                                                                   54,568            41,403
       Prepaid expenses and other current assets                                      3,962             3,955
                                                                                  ---------         ---------
            TOTAL CURRENT ASSETS                                                    122,011           105,028

PROPERTY, PLANT AND EQUIPMENT, net                                                   88,367            85,156
GOODWILL, net of accumulated amortization of $6,660 and $3,168
       as of July 31, 1997 and 1996, respectively                                    90,192            92,570
OTHER INTANGIBLE ASSETS, net                                                             44             1,344
OTHER ASSETS, net                                                                    11,209            12,592
                                                                                  ---------         ---------
            TOTAL ASSETS                                                          $ 311,823         $ 296,690
                                                                                  =========         =========

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
       Short-term borrowings                                                      $  38,665         $  20,170
       Accounts payable                                                              27,751            28,974
       Accrued plant closing and disposal costs                                       2,263             3,901
       Accrued expenses                                                              25,809            24,947
       Current portion of long-term debt                                              7,363             5,292
                                                                                  ---------         ---------
            TOTAL CURRENT LIABILITIES                                               101,851            83,284

OTHER LONG-TERM LIABILITIES                                                           3,464             2,923
PENSION AND POSTRETIREMENT LIABILITIES                                                8,274             7,882
DEFERRED INCOME TAXES                                                                 1,457             1,280
LONG-TERM DEBT                                                                      129,504           130,587
                                                                                  ---------         ---------
            TOTAL LIABILITIES                                                       244,550           225,956

COMMITMENTS AND CONTINGENCIES (See notes 8, 9, 11, 18 and 20)

MINORITY INTEREST                                                                        96                26

STOCKHOLDERS' EQUITY
     Common stock, $.01 par value 50,000,000 authorized; 31,574,199 and 29,344,551 shares issued; 31,240,866 and 29,197,051 outstanding

          at July 31, 1997 and 1996, respectively                                       315               293
     Preferred stock, $.01 par value  1,000,000 authorized;
          and no shares issued and outstanding                                            -                 -
     Additional paid-in capital                                                     132,520           129,606
     Accumulated Deficit                                                            (61,462)          (58,671)
     Minimum pension liability                                                            -              (137)
     Cumulative foreign currency translation adjustment                              (3,509)             (383)
     Treasury Stock                                                                    (687)                -
                                                                                  ---------         ---------
            TOTAL STOCKHOLDERS' EQUITY                                               67,177            70,708
                                                                                  ---------         ---------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 311,823         $ 296,690
                                                                                  =========         =========

                See notes to consolidated financial statements

                     PURETEC CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share data)


                                                                                     Year Ended July 31,
                                                                       1997                 1996                 1995
                                                                   ------------         ------------         ------------
NET SALES                                                          $    315,334         $    326,344         $     30,189
                                                                   ------------         ------------         ------------
COSTS AND EXPENSES:
       Cost of goods sold                                               248,419              260,891               25,353
       Selling, general and administrative                               36,091               35,555                  301
       Amortization of intangible assets                                  3,553                3,705                2,148
       Write-off of goodwill and obsolete assets/facilities                   -                4,636                7,403
       Research and development                                             654                  689                1,268
                                                                   ------------         ------------         ------------
                                                                        288,717              305,476               36,473
                                                                   ------------         ------------         ------------

INCOME (LOSS)  FROM OPERATIONS                                           26,617               20,868               (6,284)

OTHER EXPENSES (INCOME):
       Interest expense                                                  18,108               18,702                  419
       Debt issuance cost and discount amortization                       1,641                2,180                    -
       Gain on sale and assignment of securities                              -                    -               (1,000)
       Equity in loss of affiliates                                       1,824                2,175                2,050
       Other, net                                                           135                 (419)                (234)
                                                                   ------------         ------------         ------------
                                                                         21,708               22,638                1,235
                                                                   ------------         ------------         ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY
       INTEREST AND INCOME TAXES                                          4,909               (1,770)              (7,519)
       Provision  for income taxes                                        3,131                2,637                    -
                                                                   ------------         ------------         ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
       MINORITY INTEREST                                                  1,778               (4,407)              (7,519)

MINORITY INTEREST                                                          (433)                   -                    -
                                                                   ------------         ------------         ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                                  1,345               (4,407)              (7,519)

DISCONTINUED OPERATIONS:
       Loss from discontinued operations                                 (1,226)              (1,525)              (4,580)
       Loss on disposal of discontinued operations                       (2,910)              (2,241)              (4,809)
                                                                   ------------         ------------         ------------

                                                                         (4,136)              (3,766)              (9,389)

NET LOSS                                                           $     (2,791)        $     (8,173)        $    (16,908)
                                                                   ============         ============         ============

INCOME (LOSS) PER COMMON SHARE:
         Income (loss) from continuing operations                  $       0.05         $      (0.18)        $      (0.42)
          Loss from discontinued operations                               (0.14)               (0.14)               (0.53)
                                                                   ============         ============         ============
       Net loss                                                    $      (0.09)        $      (0.32)        $      (0.95)
                                                                   ============         ============         ============

WEIGHTED AVERAGE NUMBER OF COMMON
       SHARES OUTSTANDING                                            29,429,415           27,268,435           17,751,141
                                                                   ============         ============         ============

                See notes to consolidated financial statements

                      PURETEC CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  (Dollars in thousands, except per share data)


                                                                                                                     Treasury
                                                                               Common Shares                         Shares
                                                       ---------------------------------------------------         -----------
                                                         $.01 par           $.05 par              Amount              Shares
                                                       -----------         -----------         -----------         -----------
Balance July 31, 1994                                            -          14,922,673         $       746                   -

Issuance of common stock in
     connection with acquisitions                                -             533,191                  27             350,000
Exercise of stock options                                        -              33,534                   2                   -
Private placement, net of stock
     issuance expense of $420                                    -           3,332,737                 167                   -
Debenture conversion                                             -           1,714,780                  86                   -
Issuance of common stock to
     settle liabilities                                          -             113,890                   5                   -
Reclassifications and adjustments                                -              76,636                   3                   -
Conversion of common stock in
     connection with Merger                             20,727,441         (20,727,441)               (829)                  -
Issuance of common stock in
     connection with Merger                              5,705,555                   -                  57                   -
Issuance of common stock to
     settle expenses of Merger                             450,000                   -                   5                   -
Net loss                                                         -                   -                   -                   -
                                                       -----------         -----------         -----------         -----------
Balance July 31, 1995                                   26,882,996                   -         $       269             350,000

Preferred stock conversion                               1,606,688                   -                  16                   -
Private placement                                          585,000                   -                   6                   -
Debenture conversion                                       227,273                   -                   2                   -
Issuance of common stock to
     settle liabilities                                      9,286                   -                   -                   -
Contract requirements                                       33,308                   -                   -                   -
Common stock sales by
     Equity affiliate                                            -                   -                   -            (202,500)
Minimum pension liability                                        -                   -                   -                   -
Foreign Exchange                                                 -                   -                   -                   -
Net loss                                                         -                   -                   -                   -
                                                       -----------         -----------         -----------         -----------
Balance July 31, 1996                                   29,344,551                   -         $       293             147,500

Foreign exchange                                                 -                   -                   -                   -
Receipt of share in settlement of note receivable                -                   -                   -             333,333
Common stock sales by equity affiliate                           -                   -                   -            (147,500)
Other                                                       (5,382)                  -                   -                   -

Private placement - PST
  exchange offer                                         2,235,030                   -                  22                   -
Reversal of minimum pension liability                            -                   -                   -                   -
Net loss                                                         -                   -                   -                   -
                                                       -----------         -----------         -----------         -----------
Balance July 31, 1997                                   31,574,199                   -         $       315             333,333
                                                       ===========         ===========         ===========         ===========

                                                            Treasury
                                                             Shares                   Preferred  Shares
                                                           -----------         ------------------------------          Additional
                                                                                 Class A                               Paid-in
                                                               Amount            $.01 par            Amount            Capital
                                                           -----------         -----------        -----------        -----------
Balance July 31, 1994                                      $         -                   -        $         -        $    66,607

Issuance of common stock in
     connection with acquisitions                                    -                   -                  -                808
Exercise of stock options                                            -                   -                  -                 44
Private placement, net of stock
     issuance expense of $420                                        -                   -                  -             12,573
Debenture conversion                                                 -                   -                  -              7,285
Issuance of common stock to
     settle liabilities                                              -                   -                  -                433
Reclassifications and adjustments                                    -                   -                  -                 (3)
Conversion of common stock in
     connection with Merger                                          -                   -                  -                829
Issuance of common stock in
     connection with Merger                                          -                   -                  -             32,122
Issuance of common stock to
     settle expenses of Merger                                       -                   -                  -              2,526
Net loss                                                             -                   -                  -                  -
                                                           -----------         -----------        -----------        -----------
Balance July 31, 1995                                      $         -                   -        $         -        $   123,224

Preferred stock conversion                                           -                   -                  -              3,782
Private placement                                                    -                   -                  -                994
Debenture conversion                                                 -                   -                  -                998
Issuance of common stock to
     settle liabilities                                              -                   -                  -                121
Contract requirements                                                -                   -                  -                  -
Common stock sales by
     Equity affiliate                                                -                   -                  -                487
Minimum pension liability                                            -                   -                  -                  -
Foreign Exchange                                                     -                   -                  -                  -
Net loss                                                             -                   -                  -                  -
                                                           -----------         -----------        -----------        -----------
Balance July 31, 1996                                      $         -                   -        $         -        $   129,606

Foreign exchange                                                     -                   -                  -                  -
Receipt of share in settlement of note receivable                 (687)                  -                  -                  -
Common stock sales by equity affiliate                               -                   -                  -                  -

Other                                                                -                   -                  -                  -
Private placement - PST
  exchange offer                                                     -                   -                  -              2,914
Reversal of minimum pension liability                                -                   -                  -                  -
Net loss                                                             -                   -                  -                  -
                                                           -----------         -----------        -----------        -----------
Balance July 31, 1997                                      ($      687)                  -        $         -        $   132,520
                                                           ===========         ===========        ===========        ===========


                                                                                                   Minimum              Total
                                                           Accumulated         Foreign            Pension            Stockholders'
                                                            Deficit            Exchange           Liability              Equity
                                                         -----------         -----------         -----------         -----------
Balance July 31, 1994                                    ($   33,066)        $         -         $         -         $    34,287

Issuance of common stock in
     connection with acquisitions                                  -                   -                   -                 835
Exercise of stock options                                          -                   -                   -                  46
Private placement, net of stock
     issuance expense of $420                                      -                   -                   -              12,740
Debenture conversion                                               -                   -                   -               7,371
Issuance of common stock to
     settle liabilities                                            -                   -                   -                 438
Reclassifications and adjustments                                  -                   -                   -                   -
Conversion of common stock in
     connection with Merger                                        -                   -                   -                   -
Issuance of common stock in
     connection with Merger                                        -                   -                   -              32,179
Issuance of common stock to
     settle expenses of Merger                                     -                   -                   -               2,531
Net loss                                                     (16,908)                  -                   -             (16,908)
                                                         -----------         -----------         -----------         -----------
Balance July 31, 1995                                    ($   49,974)        $         -         $         -         $    73,519

Preferred stock conversion                                      (524)                  -                   -               3,274
Private placement                                                  -                   -                   -               1,000
Debenture conversion                                               -                   -                   -               1,000
Issuance of common stock to
     settle liabilities                                            -                   -                   -                 121
Contract requirements                                              -                   -                   -                   -
Common stock sales by
     Equity affiliate                                              -                   -                   -                 487
Minimum pension liability                                          -                   -                (137)               (137)
Foreign Exchange                                                   -                (383)                  -                (383)
Net loss                                                      (8,173)                  -                   -              (8,173)
                                                         -----------         -----------         -----------         -----------
Balance July 31, 1996                                    ($   58,671)        ($      383)        ($      137)        $    70,708

Foreign exchange                                                   -              (3,126)                  -              (3,126)
Receipt of share in settlement of note receivable                  -                   -                   -                (687)
Common stock sales by equity affiliate                             -                   -                   -                   -

Other                                                              -                   -                   -                   -
Private placement - PST
  exchange offer                                                   -                   -                   -               2,936
Reversal of minimum pension liability                              -                   -                 137                 137
Net loss                                                      (2,791)                  -                   -              (2,791)
                                                         -----------         -----------         -----------         -----------
Balance July 31, 1997                                    ($   61,462)        ($    3,509)        $         -         $    67,177
                                                         ===========         ===========         ===========         ===========

                See notes to consolidated financial statements

                     PURETEC CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                                                      Years Ended July 31,
                                                                             1997             1996             1995
                                                                           --------         --------         --------
NET CASH FLOWS FROM OPERATING ACTIVITIES:

Income (loss) from continuing operations                                   $  1,345         $ (4,407)        $ (7,519)
Adjustments to reconcile net loss  to net cash
   used in operating activities from continuing operations:
          Depreciation and amortization                                      13,780           13,427            2,861
          Gain (Loss) on disposal of property and equipment                     (17)             598               (8)
          Gain on sale and assignment of securities                               -                -           (1,000)
          Write-off of obsolete equipment and costs                               -            4,636            4,617
          Write-off of goodwill and other intangible assets                     976                -            6,493
          Bad debt allowance                                                    182              879              129
          Deferred income tax benefit                                           471               80             (377)
          Minority interest in consolidated subsidiaries                        433               (3)            (114)
          Equity in loss of affiliates                                        1,824            2,175            2,050
          Changes in operating assets and liabilities net of
            effects from acquisition:
          (Increase) decrease in assets:
            Accounts receivable                                              (9,361)          (8,381)            (379)
            Accounts receivable factored                                      2,087                -                -
            Inventories                                                     (15,864)           4,288              958
            Prepaid expenses and other current assets                           (20)          (1,519)             833
            Other assets                                                     (2,770)           7,199           (2,335)
          Increase (decrease) in liabilities:
            Accounts payable                                                  1,804            4,226            1,594
            Accrued plant closing and disposal costs                         (1,638)          (1,784)          (2,350)
            Accrued expenses                                                  1,183            9,272            1,461
            Other liabilities                                                 2,636              768                -
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES
                                                                           --------         --------         --------
          FROM CONTINUING OPERATIONS                                         (2,949)          31,454            6,914
                                                                           --------         --------         --------

          Loss from discontinued operations                                  (4,136)          (3,766)          (9,389)
          Depreciation of discontinued injection molding operation              754            1,123            1,291
          Change in net operating assets of discontinued operations             887                -            2,773
                                                                           --------         --------         --------

NET CASH USED IN OPERATING ACTIVITIES FROM
          DISCONTINUED OPERATIONS                                            (2,495)          (2,643)          (5,325)
                                                                           --------         --------         --------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                          (5,444)          28,811            1,589
                                                                           --------         --------         --------
                                                                                           (Continued)

                See notes to consolidated financial statements

                     PURETEC CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in thousands)


                                                                                            Years Ended
                                                                                              July 31,
                                                                              1997             1996             1995
                                                                            --------         --------         --------
NET CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment                               (11,291)         (10,509)          (2,387)
    Additions to intangibles                                                       -                -           (2,776)
    Purchase of net assets                                                                    (22,328)            (155)
    Proceeds from the sale of property, plant, & equipment                        27            1,368                -
    Purchase of Ozite Corporation, net of cash acquired of $4,741                  -                -           (8,759)
    Investment used for Burlington purchase                                        -                -                -
                                                                            --------         --------         --------

NET CASH USED IN INVESTING ACTIVITIES                                        (11,264)         (31,469)         (14,077)
                                                                            --------         --------         --------

NET CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowing (repayments) under revolving credit
         facility and short-term borrowing, net                               19,964          (10,840)            (869)
    Proceeds from long-term debt                                               4,150           18,630              687
    Repayments of long-term debt                                              (5,292)          (7,056)          (2,227)
    Proceeds from private placements and sale by equity affiliate                  -            1,487           12,758
    Proceeds from warrant/option exercise                                          1                -               46
    Proceeds from the sale of debentures                                           -                -            8,371
                                                                            --------         --------         --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                     18,823            2,221           18,766
                                                                            --------         --------         --------


EFFECT OF EXCHANGE RATE CHANGES ON CASH                                       (1,365)            (665)               -
                                                                            --------         --------         --------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             750           (1,102)           6,278
CASH AND CASH EQUIVALENTS, beginning of the period                             5,995            7,097              819
                                                                            --------         --------         --------


CASH AND CASH EQUIVALENTS, end of period                                    $  6,745         $  5,995         $  7,097
                                                                            --------         --------         --------
                                                                            --------         --------         --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
     Interest                                                               $ 17,849         $ 22,113         $  1,054
     Income taxes                                                              3,301            2,557                -

Non-cash transactions:
     Debenture conversion                                                          -            1,000                -
     Preferred Stock conversion                                                    -           (3,274)               -
     Issuance of common stock to settle liabilities                                -              121              438
     Issuance of common stock in connection with acquisitions                      -                               835
     Issuance of common stock in connection with the Merger                                                     34,710
     Capitalized lease Colorite Europe Limited premises                        3,784                -                -
     Acquisition of treasury stock to settle note payable                       (687)               -                -
     Issuance of common stock in connection with PS&T Exchange Offer           2,936                -                -
     Goodwill in connection with PS&T tender offer                             2,316


                 See notes to consolidated financial statements

                     PURETEC CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share data)

1.    ORGANIZATION, DESCRIPTION OF BUSINESS AND ACQUISITIONS

PureTec's principal businesses are the manufacturing of garden hose, specialty plastic compounds and fabricated precision plastic components for niche consumer and industrial markets, the manufacturing of dispersion (plastisol) and specialty suspension (copolymer and blending) polyvinyl chloride ("PVC") resins and the recycling of plastics. The Company services its markets through its network of 21 manufacturing facilities, located in key points throughout the United States, with three locations in Europe and one in Canada.

        At the shareholders' meeting on May 1, 1996, Pure Tech International Inc., changed its name to PureTec Corporation. PureTec Corporation (the "Company" or "PureTec") was formed in July 1994 for the express purpose of becoming the parent of PTI Plastics, Inc. ("PTIP") and Ozite Corporation ("Ozite"). On July 26, 1995, the respective shareholders of PTIP and Ozite approved the merger of each of their corporations with wholly-owned subsidiaries of the Company (the "Merger"), effective at the close of business on July 31, 1995. PTIP and Ozite are now wholly-owned subsidiaries of the Company. For accounting purposes , the Merger has been accounted for as a purchase of Ozite by PureTec. For financial reporting purposes, the results of operations, and the statement of cash flows for the year ended July 31, 1995 are those of PTIP. The balance sheet information as of July 31, 1997 and 1996 and the results of operations and the statement of cash flows for the years ended July 31,1997 and 1996 reflect the combined entities, including Ozite.

        In connection with these mergers, holders of Ozite Common Stock received an aggregate of 1,028,915 shares of PureTec Common Stock. Holders of Ozite Preferred Stock received an aggregate of 4,627,317 shares of PureTec Common Stock. A portion of the securities otherwise issuable to Ozite preferred stockholders were instead issued to creditors of Ozite. Holders of Ozite Preferred Stock also received 5,000 shares, with a $5,000 redemption value, of a new class of PureTec's non-convertible preferred stock (See Note 13 (a)) and $3,750 in 10-year subordinated notes. The principal of the subordinated notes will be payable at maturity. Interest on the subordinated notes will accrue at 7% and is payable quarterly, except that no interest will accrue during the first four years. PTIP owned 300,000 shares of Ozite Class A Preferred Stock and did not participate in the distribution of PureTec securities pursuant to the Merger.

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

Stock to holders of certain Ozite warrants who elected to receive such shares in exchange for their Ozite warrants.

        A summary of the transaction is as follows (reflecting the final adjustments to the transaction made in 1996):

         Fair Value of Net Assets Acquired:

           Current assets                               $   90,086
           Non-current assets                               72,368
           Liabilities assumed                            (189,036)
                                                        -----------
                                                           (26,582)

         Consideration Given:

           6,155,555 Common shares including expenses       34,710
           Preferred Stock and subordinated notes issued     4,393
           Cash and other amounts due                       26,022
                                                        -----------
                                                            65,125
                                                        -----------
         Goodwill (being amortized over 30 years)       $   91,707
                                                        ===========

                     PURETEC CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share data)


        Ozite is the majority stockholder of Plastic Specialties and Technologies, Inc. ("PST") and a 100% shareholder of Burlington Resins, Inc. (See below). On June 27, 1997, PureTec completed a private placement offer for most of the stock of PST not already owned, in exchange for new unregistered shares of PureTec common stock that were privately placed by PureTec. Prior to the completion of the exchange offer, PureTec, through its ownership of Ozite, indirectly owned 82.7% of the outstanding common stock of PST. In the exchange offer, PureTec, through Ozite offered to exchange two new unregistered shares of PureTec common stock for each share of PST common stock validly tendered . In total, 1,117,515 shares, or 13.4%, of the PST common stock outstanding were accepted for exchange by Ozite in the private exchange offer. The transaction was accounted for as a step-acquisition by the Company, and resulted in an increase to goodwill of approximately $2,300. As of July 31, 1997, Ozite owned approximately 96% of the outstanding common stock of PST.

        Burlington Resins, Inc. ("Burlington") is a special purpose subsidiary of the Company. Burlington was formed on September 26, 1994 for the express purpose of acquiring substantially all of the assets and assuming all of the liabilities of Occidental Chemical Corporation's ("OxyChem") specialty PVC resin manufacturing facility location in Burlington, New Jersey. On August 18, 1995, Burlington completed the acquisition from OxyChem, which was accounted for as a purchase, and commenced operations.

        In June 1997, the Company filed suit against OxyChem, alleging that certain postretirement benefit liabilities were substantially understated at the acquisition date. In August 1997, the Company and OxyChem agreed to settle this litigation. Pursuant to the terms of the settlement agreement, the Company has agreed to release OxyChem from any claim related to this liability in exchange for OxyChem's agreement to settle a $4 million subordinated term loan including accrued interest ("seller financing") for $3 million. A portion of the settlement has been accounted for as an adjustment to the purchase price, with the offset recorded against goodwill, with the remainder adjusting accrued interest based upon the seller financing. A summary of the original transaction and the adjustments made as of July 31, 1997 are as follows:

                                           As originally             As reported
     recorded    Adjustments   herein
                                           ------------- ----------- -----------

  Fair Value of Net Assets Acquired:
    Current assets                           $  8,217      $     --    $  8,217
    Non-current asset                          21,495            --      21,495
    Liabilities assumed                        (5,877)           --      (5,877)
                                             ---------     ---------   ---------
                                               23,835            --      23,835
                                             ---------     ---------   ---------

  Consideration Given:
    Seller financing                            4,000        (1,476)      2,524
    Cash and other amounts due                 22,934            --      22,934
                                             ---------     ---------   ---------
                                               26,934        (1,476)     25,458
                                             ---------     ---------   ---------
  Goodwill (being amortized over 30 years)   $  3,099      $ (1,476)   $  1,623
                                             =========     =========   =========

        Under the terms of the Asset Transfer Agreement, OxyChem has indemnified Burlington for a period of eight years from any environmental liability arising from conditions existing prior to August 18, 1995. Any liabilities arising in the first five years subsequent to August 18, 1995 will be 100% indemnified, and any liability through year eight will be 50%

                     PURETEC CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share data)


indemnified. Management has not identified any material environmental matter, nor has Burlington been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and corresponding state acts, in connection with any such matter.

        As discussed in Note 18, on November 11, 1997 the Company entered into a Merger Agreement with Tekni-Plex, Inc. ("Tekni-Plex"). Subject to the approval of a majority of the shareholders at a shareholders' meeting that the Company will arrange, the Merger Agreement contemplates Tekni-Plex (i) purchasing all of the Company's outstanding Common Stock for cash consideration of $3.50 per share, and (ii) assuming or refinancing all of the Comapny's debt. The Merger Agreement and the Acquisition have been unanimously approved and recommended to shareholders for adoption by the Company's Board of Directors.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        a. Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany accounts and transactions are eliminated.

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

        d. Goodwill

        Goodwill, which relates primarily to the acquisition of Ozite, is being amortized on a straight-line basis over the period expected to benefit, which is estimated to be 30 years for current acquisitions and 10 to 40 years for acquisitions prior to July 31, 1995.

        The Company continually assesses the recoverability of its intangible assets by determining whether the amortization of the excess of the cost of the investment balance over its remaining useful life can be recovered through projected undiscounted future cash flows. The amount of goodwill impairment, if any, is measured based on projected undiscounted future cash flows in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Based on the Company's projected results of operations over the remaining useful life, management believes that there has not been an impairment in the value of the goodwill.

        e. Property, Plant and Equipment


        Property, plant and equipment is stated at cost and is primarily depreciated by the straight-line method over the estimated useful lives of the related assets. Repairs and maintenance are charged to expense as incurred. Leasehold improvements are depreciated over the lesser of the term of the lease, including renewal options, or the useful life of the asset. Depreciation is calculated using the modified units of production method for Burlington machinery and equipment.

                     PURETEC CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share data)


Costs of the construction of certain long-term assets include capitalized interest which is amortized over the estimated useful life of the related asset. The Company capitalized interest costs of $290 and $220 in 1997 and 1996, respectively.

        The principal estimated useful lives are as follows:

           Building and improvements                       20-31 years
           Machinery and equipment                          5-15 years
           Office equipment, furniture and fixtures         5-10 years

        In the event that facts and circumstances indicate that the cost of assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated fair value associated with the asset would be compared to the asset's carrying amount to determine if a write-down to fair value is required.

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

        i. Revenue Recognition

        The Company recognizes revenue when goods are shipped to customers. The Company provides for returned goods and volume rebates on an estimated basis.

        j. Foreign Subsidiaries

        The Company translates financial statements denominated in foreign currency by translating balance sheet accounts at the end of the period exchange rate and statement of operations accounts at the average exchange rate for the period. Translation gains and losses are recorded in stockholders' equity, and transaction gains and losses are reflected in income.

        k. Foreign Exchange Contracts

        During fiscal 1997, the Company's Belgian subsidiary entered into forward foreign exchange contracts to hedge intercompany payables and non Belgian Franc accounts receivables and payables. Market value gains and losses on such

                     PURETEC CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share data)

contracts are currently recognized, and the resulting credit or debit offsets foreign exchange gains or losses on the related balance sheet accounts. No significant forward foreign exchange contracts were outstanding at July 31, 1997 and July 31, 1996.

        l. Stock Based Compensation

        In 1997, the Company adopted SFAS No. 123, "Accounting for Stock Based Compensation". SFAS No. 123 addresses the financial accounting and reporting standards for stock based compensation plans and permits an entity to record the effects of stock based employee compensation plans in its financial statements or present proforma disclosures in the notes to the financial statements. Compensation expense associated with awards to non-employees is required to be measured using a fair value method. The Company has elected to continue to account for employee compensation plans in accordance with Accounting Principles Board Opinion No. 25 and has provided appropriate disclosures in the notes to the consolidated financial statements.

        m. Income (Loss) Per Common Share

        Income (loss) per common and common equivalent share is computed based upon the weighted-average number of shares and common share equivalents outstanding during the period. The calculation does not give effect to the conversion of options and warrants to purchase common stock when such securities have an anti-dilutive effect. Net loss per common share is based upon the weighted-average number of shares outstanding, as the impact of common share equivalents is anti-dilutive. Primary earnings per share and fully diluted earnings per share, are the same for all periods presented.

        In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share". This new standard, which supersedes APB Opinion No. 15, requires dual presentation of basic and diluted earnings per share ("EPS") on the face of the income statement and a reconciliation of the income available to common stockholders and weighted-average shares of the basic EPS computation to the income available to common stockholders and weighted-average shares plus dilutive potential common shares of the diluted EPS computation. The objective of the statement is to make the computation more comparable with international accounting standards. SFAS 128 is effective for periods ending after December 15, 1997 (the Company's 1998 fiscal year). SFAS No. 128 will require the Company to restate amounts previously reported as EPS to comply with the new pronouncement. Had SFAS No. 128 been in effect for the years ended July 31, 1997, 1996 and 1995, reported EPS would not have been different from that reported under APB Opinion No. 15.

        n. Other Recent Accounting Pronouncements

        In February 1997, the FASB issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS No. 129"). SFAS No. 129 requires companies to disclose descriptive information about securities and information about the liquidation preferences of preferred stock and redeemable stock. SFAS 129 is effective for financial statements for periods ending after December 15, 1997 (the Company's fiscal 1998 year).

        In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No.130"). SFAS No. 130 requires companies to display, with the same prominence as other financial statements, the components of other comprehensive income. SFAS No. 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 (the Company's 1999 fiscal year). Reclassification of financial statements for earlier periods provided for comparative purposes is required.

                     PURETEC CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share data)


        In June 1997, the FASB issued Statement of Financial Accounting

Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 requires that an enterprise disclose certain information about operating segments. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997 (the Company's 1998 fiscal year).

        The Company has not determined the impact, if any, on the financial statements or related matters of adopting these pronouncements.

        o. Investment in Unconsolidated Affiliates

        The Company's investments in affiliated companies which are not majority owned or controlled are accounted for using the equity or cost method. Investments recorded under these methods and the percentage interest owned consist of Masplas International (25%), Les Plastiques Petco, Inc. (49%), and Evolutions, Inc. (42%).

        p.  Environmental Costs

        Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to existing conditions caused by past operations and that do not contribute to current or future revenue generation are expensed. No costs relating to existing conditions caused by past operations were incurred by the Company during the periods ended July 31, 1997, 1996, or 1995.

        Reserves for estimated costs are recorded when environmental remedial efforts are probable and the costs can be reasonably estimated. In determining the reserves, the Company uses the most current information available, including similar past experiences, available technology, regulations in effect, the timing of remediation and cost sharing arrangements. No environmental reserves are required at July 31, 1997 and 1996.

        q. Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

        r. Reclassifications

        Certain reclassifications have been made to the 1996 and 1995 financial statements to conform to the 1997 presentation.

3.    INVESTMENTS

        a. In June 1994, the Company acquired an 80% interest in Evolutions, Inc. ("Evolutions"), a marketing company focusing on consumer apparel products manufactured from recycled material. The Company acquired newly issued shares of Evolutions for cash and 153,850 shares of the Company's common stock, valued at $4.55 per share (aggregating approximately $700). The aggregate value of the acquisition was approximately $850. On March 1, 1995, the Company acquired an additional interest in Evolutions, bringing its ownership up to 88%. The additional investment was 350,000 shares of the Company's common stock, valued at $1,925 and provided for the cancellation of any and all stock options outstanding prior to the acquisition. All shares issued by the Company for the investment are considered as treasury shares until sold to third parties. Such shares are then recognized as issued. During fiscal 1996, the Company's ownership percentage fell below 50% and the Company began accounting for this investment using the equity method. The

                     PURETEC CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share data)


statements of operations for all periods presented have been restated to reflect this change in the reporting entity. As a result of evaluating the operations and financial position of Evolutions, the Company wrote-off the carrying value of its investment in Evolutions, recording a charge of approximately $800 to equity in loss of affiliates during 1997.

        b. In August 1994, the Company completed a transaction whereby it acquired a 49% interest in Les Plastiques Petco, Inc., a Canadian corporation ("Petco"). In consideration for this interest, the Company issued 183,191 shares of Common stock valued at $817 (and issued an additional 33,308 shares in fiscal 1996 as the market price of the stock did not meet certain market price requirements), canceled $800 owed to the Company for equipment previously sold to Petco and its affiliate by the Company and agreed to provide additional equipment valued at $250. During fiscal 1995, the Company made an additional cash investment in Petco of $155. The Company and Petco also entered into a ten-year supply agreement whereby Petco, in exchange for the cancellation of approximately $783 owed to the Company by a Petco affiliate, will make available to the Company at least six million pounds of post-consumer PET annually. The carrying value of the supply contract was reduced to zero during 1997 as the future benefit to be provided by the asset was uncertain. During 1997, the Company's investment in Petco increased by $446 due to the conversion of a note receivable into additional preferred shares. Prior to 1997, the Company accounted for this investment using the equity method. During 1997, due to the level of influence the Company exerts over the operations of Petco, the Company changed its method of accounting from the equity to the cost basis.

        c. In August 1994, the Company completed a transaction whereby it acquired a 25% interest in Masplas International, Compose de Plastique Inc. a Canadian corporation ("Masplas") by converting $375 of a note receivable. Masplas is a recycler of post-consumer PET, and is controlled by the same majority shareholder as Petco. Prior to 1997, the Company accounted for this investment using the equity method. During 1997, due to the level of influence the Company exerts over the operations of Masplas, the Company changed its method of accounting from the equity to the cost basis.


4.    INVENTORIES

       July 31,          July 31,
                                                 1997              1996
                                               --------          --------
        Raw materials and supplies            $  22,353          $  16,028
        Recycled material                           779              1,944
        Work-in-process                           1,288              2,074
        Finished goods                           30,148             21,357
                                              ---------          ---------
                                              $  54,568          $  41,403
                                              =========          =========

5.    PROPERTY, PLANT AND EQUIPMENT

                                               July 31,          July 31,
                                                 1997              1996
                                               ---------         --------
        Land and land improvements            $  12,336         $   13,138
        Buildings and leasehold improvements     18,416             15,361
        Machinery and equipment                  64,116             60,610
        Furniture and fixtures                    2,577              2,727
        Construction in progress                  5,466              5,312
        Property under lease                      1,200              1,200
                                              ----------        -----------
                                                104,111             98,348
        Accumulated depreciation                (15,744)           (13,192)
                                              ----------        -----------
                                              $  88,367         $   85,156
                                              ==========        ===========

                     PURETEC CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share data)


6.    INTANGIBLE ASSETS

            July 31,          July 31,
        1997              1996
                                              --------          --------
        Process Technology                    $   108           $   1,179
        Customer list                             770                 770
        Other                                      87                 870
                                              --------          ----------
                                                  965               2,819
        Accumulated amortization                 (921)             (1,475)
                                              --------          ----------

                                              $    44           $   1,344
                                              ========          ==========

          During fiscal 1997, the Company has written off the Petco supply contract in the amount of $541 (net of $242 of accumulated amortization) and licenses related to the bottlewash system in the amount of $380 (net of accumulated amortization of $691).

7.    OTHER ASSETS

                                                           July 31,    July 31,
             1997        1996
                                                           ---------   --------
      Deferred financing costs (net of
        accumulated amortization of $3,769 and
        $2,688 at July 31, 1997 and 1996, respectively)     $  3,826    $  4,566
      Investments in affiliates (a)                            2,635       3,097
      Other                                                    2,608       2,419
      Grants (b)                                                 985          --
      Notes receivable                                            45       1,405
      Notes and interest receivable from officers (c)          1,110       1,105
                                                            --------    --------
                                                            $ 11,209    $ 12,592
                                                            ========    ========

        (a) Represents the investment in Masplas International and Petco. (See
Note 3.)

        (b) Represents a grant receivable from a government agency in Northern Ireland, related to the start-up of Colorite Europe Limited.

        (c) The notes and interest receivable from current and former officers of $393 and $388 at July 31, 1997 and 1996, respectively, are due on demand and bear interest at rates generally ranging from 75% of the prime rate to the prime rate of interest. These notes receivable relate primarily to the purchase of common and preferred stock of the predecessor of Ozite, un-reimbursed moving expenses and a personal loan. In addition, a note and interest receivable of $717 is due from a stockholder of PureTec and a former director of Ozite.

8.    SHORT-TERM BORROWINGS

        (a) Revolving Credit Advances:

        On December 30, 1992, PST entered into a $50,000 Senior Loan Agreement (the "Agreement") with a commercial lending company ("CLC"). The Agreement contains covenants, the most restrictive of which are maintenance of certain financial ratios, prohibition of the occurrence of additional indebtedness, the payment of dividends, certain related party transactions and limitations on capital expenditures. Borrowings under the Agreement are secured by substantially all the

                     PURETEC CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share data)


domestic current assets of PST. Additionally, the CLC has a security interest in PST's intangible assets, and this security interest ranks pari passu with the security interest of the Senior Secured Notes (see Note 11) in PST's intangible assets. Revolving credit advances under the Agreement are based on eligible receivables and inventory.

        Effective January 31, 1997, PST amended this Agreement with the CLC ("Amended Agreement"), representing the fourth amendment to the Agreement. The Amended Agreement provides, among other things, for revolving credit advances of up to $50,000 through July 31, 2000 and letters of credit of up to $1,000. The Amended Agreement provides for certain pricing performance adjustments based on defined Performance Ratios. The Company will pay interest at a defined Index Rate plus the Applicable Revolver Index Margin (ranging from 0.00% to 0.25%) or, at the election of PST, the LIBOR Rate plus the Applicable LIBOR Margin (ranging from 2.50% to 3.00%). The Amended Agreement also provides that outstanding revolving credit advances shall not exceed $20,000 for 30 consecutive days during the period from July 1 to September 30 for each year. Furthermore, the Amended Agreement provides that domestic capital expenditures are limited to $8,500, $9,000 and $9,500 in fiscal years ending 1997, 1998 and 1999 (and each fiscal year thereafter), respectively. The Company also has the right to cancel the Agreement on 30 days written notice and pay the CLC an early termination fee of $175 if such cancellation occurs prior to January 31, 1998, and $100 if cancellation occurs on or after January 31, 1998 and prior to September 30, 1998.

        At July 31, 1997, the Company was not in compliance with certain of the covenants of the Amended Agreement, including the requirement to reduce borrowing to $20 million and the limitation on capital expenditures. The CLC has provided a waiver of this non-compliance as of July 31, 1997.

        At July 31, 1997 and 1996, borrowings under the Amended Agreement with the CLC totaled $36,772 and $14,138, respectively. Amounts outstanding are classified as current liabilities.

        In addition, on January 31, 1997, PST signed a Receivables Agreement with the CLC that provides PST with the ability to sell a 100% ownership interest, without recourse, in certain Eligible Receivables generated by PST. The CLC's commitment to purchase said receivables from PST are restricted to the period beginning each February 1 and ending on each May 31. The aggregate invoice face amount of purchased receivables will not exceed $12,000. PST is obligated to service the Eligible Receivables that it sells to the CLC. At July 31, 1997, PST is obligated to collect and remit $2,087 to the CLC for Eligible Receivables sold without recourse. The CLC owes PST $422 related to such receivables.

(b) Revolving Credit Facility:

        In connection with the acquisition from OxyChem, Burlington has entered into a Credit Agreement (the "Agreement") with a bank that includes a revolving credit facility for up to $5,500 based on specified levels of eligible inventory and accounts receivable. Interest on this facility, which expires on August 18, 2002, is the prime rate plus 1.25 % and is due quarterly. The Agreement also contains a contingent fee agreement, payable annually, based on earning levels obtained. The Agreement has been amended by Burlington and the bank to provide for certain developments at Burlington. Outstanding borrowings are $1,893 and $2,193 at July 31, 1997 and 1996, respectively.

The Agreement contains certain covenants, the most restrictive of which pertain to the maintenance of certain financial ratios, prohibition of the incurrence of additional indebtedness, the payment of dividends, and certain related party transactions. Borrowings under the Agreement are secured by substantially all the assets of Burlington. As of July 31, 1997, Burlington was not in compliance with certain covenants of the Agreement. The Company has received a waiver for the period of time that the default existed. The Company intends to repay the borrowings outstanding under the Agreement during fiscal 1998, and as such, has included the revolving credit facility as a current liability at July 31, 1997.

                     PURETEC CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share data)


9.    PLANT CLOSING COSTS

        In October 1993, the Company decided to consolidate its plastic recycling operations. In connection with this consolidation, the Company closed substantially all of its operations in Lawrence Township, New Jersey. Costs associated with the shut down of this facility consisted of labor during the phase-out period, rubbish removal and clean-up costs and associated overhead for the dismantling and moving of equipment as well as future rental costs under noncancellable operating leases. In July 1995, the Company adjusted the carrying value of all remaining assets to their net realizable value including the write-off of $3,262 of costs associated with the Lawrence Township Plant which no longer have any value. In addition, in July 1995, the Company wrote off $210 of abandoned equipment relating to its old corporate office located at the Lawrence Township location as a result of the move to its new quarters. At July 31, 1997 and 1996, the Company has $196 and $430 accrued, respectively, relating to the lease which expires on June 30, 1998. This reserve is included in accrued plant closing and disposal costs.

        In July 1995, the Company wrote off equipment of $1,145 at its Springfield, Massachusetts plant related to the original wash system as the Plant was completely modified with an expansion of the "Pure Tech Process" system in fiscal 1995. The Company has no future plans for the old system, and was unsuccessful in attempts to sell the system.


        In July 1996, the Company evaluated the operations of its Springfield plant and decided to close it. In connection with this plant closing, the Company ceased substantially all operations except for minor production and clean-up that was completed in fiscal 1997. The Company accrued for all costs associated with the shut down of this facility, which consisted of clean-up costs, the breakdown of machinery and equipment, and future rental costs under a noncancellable operating lease. In July 1996, the Company adjusted the carrying value of all remaining assets to be disposed to their net realizable value. The total loss incurred on the shut down of the Springfield operations of $4,236 is included on the consolidated statement of operations in the write-off of goodwill and obsolete assets/facilities. At July 31, 1997 and 1996, the Company has accrued $1,397 and $2,387, respectively, relating to the closure of this facility. The reserve is included in accrued plant closing and disposal costs. The reserve at July 31, 1997 was predominantly related to the remaining lease liability, which was settled subsequent to July 31, 1997. The Company holds assets from the facility with a net realizable value of $1,910, which are to be transferred to the new West Virginia facility in fiscal 1998.

        In September 1994, the Company sold 40% of the capital stock of Multiple Container Recycler, Inc. ("MCR") to a company owned by the son of a director and officer of the Company. The sale price was $1,000. The Company received a note for a total of $1,000 plus accrued interest payable in twelve equal principal installments beginning October 1995, with a subsequent agreement extending the due date six months until April 1996 (see below). All acquired shares in MCR and 175,000 shares of previously acquired PureTec common stock (which had a value approximating the note as of the date of sale) have been pledged as collateral against the loan. The Company recognized a gain of $1,000 on this transaction.

        In fiscal year 1997, the Company agreed to transfer the net assets of MCR to its minority owners. Under the terms of the agreement, the operations, and all existing assets were transferred effective September 1, 1996. The existing liabilities as of that date were retained by the Company. Liabilities remaining at July 31, 1997 were approximately $100. Upon consummation of the agreement, 333,333 shares of PureTec stock were transferred to the Company in satisfaction of the $1,000 note. The Company incurred a loss of $312 in conjunction with this transaction, which was provided for in the prior year.

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

                     PURETEC CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share data)


10.   ACCRUED EXPENSES


                                                  July 31,      July 31,
                                                    1997          1996
                                                  --------      ---------
         Salaries and wages                       $   4,519     $   6,714
         Accrued interest                             3,569         3,317
         Accrued expenses related to
           discontinued operations                      656           566
         Other(a)                                    17,065        14,350
                                                  ---------     ---------
                                                  $  25,809     $  24,947
                                                  =========     =========

        (a) Included in other in 1997 and 1996 is a $3,000 disputed note payable which arose in connection with Ozite's acquisition of Dalen Trading Co. ("Dalen") in 1987. The note payable and related accrued interest alleged to be due to Dalen's previous owner were in dispute and the subject of litigation since 1987. Subsequent to July 31, 1997, this litigation was settled (See Note 20(b)).

11.   LONG-TERM DEBT

   July 31,   July 31,
                                                             1997       1996
                                                           --------   --------

  11-1/4% Senior Secured Notes due December 1, 2003 (a)
    (discounted at an estimated effective interest rate
    of 12.7%)                                                $118,248  $117,017
  7% Subordinated Notes (principal amount of $3,750)
    issued in connection with the acquisition of Ozite
    (discounted at an estimated effective interest rate
    of 16%) (See Note 1)(b)                                     1,860     1,606
  7-1/10% Foreign Term Loan payable in Belgian Francs,
    with quarterly interest payments, eight semi-annual
    principal payments of approximately $550 and a balloon
    payment of $693 due on January 31, 1997.  The loan is
    secured by a pledge of working capital and a lien on
    certain fixed assets of the Company's foreign operations      ---       693
  Mortgage payable, bearing interest at prime plus 11/2%,
    payable in monthly installments of $4, plus interest
    with a balloon payment of $322 due in January, 2000           329       372
  Equipment financing loans and other notes payable in
    monthly installments through October 1998 at interest
    ranging from 10.4% to 11.1%                                   198       256
  5.25% Direct Loan Promissory Note, payable in 24 equal
    monthly installments of interest only commencing March
    1996; and thereafter payable by 12 equal monthly
    installments of $10 plus interest, commencing March
    1998 through February 1999                                    251       347
  Term loan(f)                                                    ---     2,692
  Equipment financing loans and other notes payable in
    monthly installments through 1997 at interest rates
    ranging from 6-3/4% to 16%                                    ---       676

  6.10% Foreign Term Loan payable in Belgium Francs,
    with interest in twenty quarterly installments
    from June 1996 through March 2001                             822     1,263
  3.75% Foreign Term Loan payable in Belgium Francs,
    with five equal yearly installments with first
    payment commencing December 1997                              791       ---
  9.93% Foreign Term Loan payable in Italian Lira                 ---       956

                     PURETEC CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share data)


  9.78% Foreign Term Loan payable in Italian Lira                 ---     1,090
  8.40% Foreign Term Loan payable in Italian Lira,
    repayable semi-annually including principal and
    interest through 2001                                       1,295       ---
  5.30% Foreign Term Loan payable in Italian Lira,
    with five equal yearly installments with first
    payment commencing May 1998.  Interest is payable
    quarterly                                                   1,065       ---
  Foreign Term Loan payable in British Pounds, in 13
    equal semi-annual installments of $151, commencing
    June 1998, with a final payment due December 2004
    at 1.75% plus LIBOR(approximately 7.75% at July 31,
    1997)(c)                                                    2,302       ---
  Capitalized Lease Obligation, 20 years, commencing
    February 1997                                               3,841       ---
  Bank financing(d)                                             3,341     4,911
  Occidental Chemical Corporation(e)                            2,524     4,000
                                                             --------  --------
                                                              136,867   135,879
  Less: current portion                                         7,363     5,292
                                                             --------  --------
                                                             $129,504  $130,587
                                                             ========  ========

        As described below, substantially all assets of the Company are pledged as security under outstanding debt agreements.

        a. In November 1993, PST issued $125,000 principal amount of Senior Secured Notes due 2003 (the "Senior Secured Notes"). Interest payments on the Senior Secured Notes, at a rate of 11-1/4% are payable semiannually and commenced June 1, 1994. For the years ended July 31, 1997 and 1996, the Company recorded $1,231 and $1,095, respectively, in interest expense relating to the accretion of these notes.


        The Senior Secured Notes are senior secured obligations of PST, ranking pari passu in right of payment with all existing and future senior indebtedness of PST and senior to all subordinated indebtedness of PST, if any. The Senior Secured Notes are secured by substantially all real property, machinery, equipment, general intangibles and other intellectual property now owned or hereafter acquired by PST and by a pledge of all outstanding capital stock of Plastic Specialties and Technologies Investments, Inc. a wholly-owned subsidiary of PST. The indenture for the Senior Secured Notes contains covenants which restrict, among other matters, the ability of PST and its subsidiaries to incur additional indebtedness, pay dividends (except as described in the indenture), redeem capital stock, prepay subordinated indebtedness, create liens, dispose of certain assets, engage in sale and merger transactions, make contributions, loans or advances and enter into transactions with affiliates. At July 31, 1997, PST is unable to pay dividends.

    b. For the years ended July 31, 1997 and 1996, the Company recorded $254 and $487, respectively, in interest expense relating to the accretion of these notes.

        c. The Agreement with the UK Commercial Bank is payable in 13 equal semi-annual installments of $151 commencing June 20, 1998 with a final payment of $158 on December 31, 2004.

        d. The Term Loan Agreement with a Commercial Bank that Burlington has entered into contains a $5,500 term loan payable in 28 quarterly installments of approximately $196 plus interest accrued at the prime rate plus 1.25 % commencing October 31, 1995. In addition, the Company is required to make yearly mandatory cash flow prepayments, as defined in the Agreement. The loan is secured by the property, plant, and equipment acquired from OxyChem. As described in Note 8(b), Burlington is not in compliance with certain covenants of the Agreement for which it has obtained a waiver. Additionally, as the Company intends to repay the borrowings outstanding under the Agreement during 1998, the entire amount has been classified in current portion of long-term debt at July 31, 1997.

                     PURETEC CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share data)


        e. As described in Note 1, this amount represents the renegotiated Seller Financing, arising from the purchase of Burlington from OxyChem. This loan was repaid subsequent to July 31, 1997 and as such has been classified as a current liability.

f. In February 1996, Styrex and Pure Tech Plastics, Inc. and subsidiaries ("PTP") entered into a Loan and Security Agreement with a bank ("Styrex/PTP Loan") providing an aggregate revolving credit line of $7,500 and an aggregate term loan of $5,000. The proceeds of the loan were used to pay off existing debt. As of July 31, 1996, there was $3,839 outstanding under the revolving credit line, and $2,692 under the term loan. In September 1996, the Company repaid the amount outstanding at that time relating to PTP. Styrex subsequently paid off its loans to the bank on November 11, 1996 when it signed a new Loan and Security Agreement (the "Styrex Loan Agreement") with a Finance Company for a period of three years. The Styrex Loan Agreement provides for a term loan and revolving loans up to a maximum of $6,000 and letters of credit of up to $1,000 and is secured by all of the assets of Styrex. Advances under the agreement bear interest at the rate of prime plus 1 1/2%. The initial term loan of $1,360 has scheduled repayments of $23 per month beginning December 1, 1996. As of July 31, 1997 and 1996 the revolving loan and the term loan balances were $1,086 and $1,156, respectively. The operations of Styrex were sold in August 1997. Accordingly, these amounts are included in net assets held for sale in the consolidated balance sheet which is included in other current assets.

Maturities of long-term debt are as follows:

                        Years Ending
                          July 31,
                       -----------------
                       1998          $  7,363
                       1999             1,626
                       2000             1,446
                       2001             1,308
                       2002               646
               Thereafter     124,478
                                     --------
                                     $136,867
                                     ========

12.   INCOME TAXES

    The provision for income taxes from continuing operations consists of the following:

                                                  Year Ended
                                  -------------------------------------------
                                  July 31, 1997  July 31, 1996  July 31, 1995
                                  -------------  -------------  -------------
   Current Tax Provision
     Federal                         $   ---         $   ---      $   ---
     Foreign                           2,804           2,269          ---
     State                               150             288          ---
                                     -------         -------      -------
                                       2,954           2,557          ---
                                     -------         -------


   Deferred Tax Provision (Benefit)
     Federal                             ---             ---          ---
     Foreign                             177              80          ---
     State                               ---             ---          ---
                                     -------         -------      -------

                                         177              80          ---
                                     -------         -------      -------
   Total                             $ 3,131         $ 2,637      $   ---
                                     =======         =======      =======

                     PURETEC CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share data)


        The Company's tax provision for the year ended July 31, 1997 and 1996 are primarily due to the Company's foreign operations. The Company's tax benefit for the year ended July 31, 1995 reflects the reduction in previously recorded temporary differences. The tax provision does not reflect the expected 34% benefit based on existing federal tax rates due to the sizable operating losses experienced in its domestic operations. The Company has not anticipated the tax benefits of such losses as it is more likely than not that such deferred tax asset would not be realizable at this time.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, net of operating losses and income tax credit carryforwards. The income tax effects of significant items comprising the Company's net deferred tax liability are as follows:


                                                             July 31, 1997                        July 31, 1996
                                                       ---------------------------         ----------------------------
                                                       Current         Non-current           Current          Non-current
                                                       -------         -----------           -------          -----------
Assets

  Net operating loss carry forward                     $    --          $ 27,200              $    --           $ 31,363
  Expenses currently not deductible                      3,308             1,518                2,044                 --
  Allowance for doubtful accounts                          235                --                  200                 --
  Capitalization of inventory costs                        556                --                  421                 --
  Employee benefits liabilities                             --             1,956                   --              2,218
  Pension                                                   --               638                   --                570

Liabilities
  Difference between book and tax
    basis of property and equipment                         --           (10,186)                  --            (11,531)
  Discount                                                  --            (2,701)                  --             (3,193)
                                                       --------         ---------             --------          ---------

Net deferred tax asset                                 $ 4,099            18,425                2,665             19,427
  Less valuation allowance                              (4,099)          (19,882)              (2,665)           (20,707)
                                                       --------         ---------             --------          ---------
Net deferred income taxes                              $    --          $ (1,457)             $    --           $ (1,280)
                                                       ==========       =========             =========         ==========


        The net deferred tax asset has been subject to a valuation allowance except for the net deferred tax liability as of July 31, 1997 and 1996 of $1,457 and $1,280 which relates to income taxes in foreign jurisdictions which can not be offset against U.S. income taxes. The valuation allowance has changed in the current year due to revisions of previously estimated amounts, changes in the deferred tax amounts and additions to the net operating losses, which are fully reserved. The domestic net operating losses are subject to matters discussed below and are subject to change due to the restructuring occurring at the corporate subsidiary level, as well as adjustment for the timing of inclusion of expenses and losses in the federal returns as compared to amounts included for financial statement purposes.

Net Operating Losses

    The Company and its U.S. subsidiaries will file a consolidated tax return for the year ended July 31, 1997. The net operating loss ("NOL") carryforwards involve complex issues of federal tax law and are subject to various limitations as follows:

        $55,200     Subject to IRC Section 382 annual limitation of
    approximately $3,900; this includes $4,700 of losses incurred prior to 1992 which are subject to additional limitations. Approximately $26,000 of these losses were incurred after the IRC Section 382 change of ownership occurred and are not subject to

    Section 382 limitations; expire 2001-2010.

        $20,800     Subject to IRC Section 382 annual limitation of
    approximately $3,100, Separate Return Limitation Year
    ("SRLY") as to Ozite Corporation; expire 1997-2005.

        $ 4,000     Subject to IRC Section 382 annual limitation of
    approximately $3,100. (This is part of, and not in addition to $3,100 IRC Section 382 limitation discussed immediately above). SRLY as to Ozite and Subs.; expires 2009.

    To the extent the Ozite amounts of NOL's are subsequently recognized, they will cause changes in the goodwill arising from the transaction. In addition to the domestic NOL balances, the Company has incurred losses relating to CEL, a subsidiary of the Company, taxable in Northern Ireland. Fiscal 1997 losses aggregated $1,430 which have no expiration date. The Company believes that it is more likely than not that this deferred tax asset will not be realized and has recorded a full valuation allowance on these amounts. Such temporary differences do not include deferred United States income taxes on undistributed earnings of approximately $25,833 of Ozite's foreign subsidiaries as the Company has the ability and intent to permanently reinvest such earnings.

    See Note 20(b) for a discussion of Ozite's Belgian subsidiary income tax assessment.

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

                     PURETEC CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollars in thousands, except per share data)


    Effective as of July 31, 1996, the holders of the then outstanding redeemable preferred stock entered into an agreement with the Company to convert such shares into 1,606,688 shares of common stock of the Company (the "Exchange Agreement"). The exchange rate of this conversion was 321.3368 shares of common stock for each preferred share, with fractional shares rounded up to the next whole share. Of the total shares issued, 50%, or 803,344, were delivered to the holders of the Preferred Stock and are restricted from sale until October 1, 2001 (the "Exchange Shares"). The remaining 50% were delivered to an escrow agent pending release as described below (the "Escrow Shares").

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

In addition, pursuant to the terms of the Company's 7% Subordinated
Notes (see Note 11), the Company also has the ability to offset principal payments due on these Subordinated Notes against any excess cost of settlement in the litigation referred to above. See further discussion at Note 20(b).

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

 b. Stock Issuances

     (i)   Private Placements

        Common Stock:

    During the period from October 1994 to July 1995, the Company issued an aggregate of 3,332,737 shares of common stock under three private placements made entirely to foreign persons and companies under Regulation S of the Securities Act of 1933. Net proceeds from these placements aggregated $13,160 before expenses.

In January 1996, the Company made a private placement of 250,000 shares of common stock for proceeds of $500. In March 1996, the Company made an additional private placement of 250,000 shares of common stock for proceeds of

$500. In both cases, the proceeds were used to reduce outstanding debt.

As described in Note 1, on June 27, 1997, PureTec completed a private placement through Ozite, of 2,235,030 shares of its common stock, in exchange for 1,117,515 shares, or an additional 13.4%, of PST common stock outstanding.

       Convertible Debentures:

During the period from February 1995 to June 1995, the Company received
$8,371 and, in exchange, issued Convertible Debentures in the same amount. The debentures matured at various times from December 1, 1995 to February 1996 and bore interest at 3% per annum. The holders of the debentures were entitled, at their option, at any time

                     PURETEC CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share data)

after a three-month holding period, to convert the principal amount, or any portion of the debenture, into shares of common stock of the Company at 80% of the market price of the Company's common stock. As of July 31, 1995, debentures in the amount of $7,371 were converted into 1,714,780 shares of the Company's common stock. In August 1995, the remaining $1,000 was converted into 227,273 shares of common stock.

   (ii)  Other Issuances

In March 1995, the Company acquired an additional interest in Evolutions for 350,000 shares of common stock. The issued shares are accounted for by the Company as Treasury stock. During 1996, Evolutions sold 202,500 shares of the Company's common stock, resulting in an increase to paid-in capital of $487.

        The Company issued 113,890 shares of Common Stock as the result of a settlement of a lawsuit in October 1995. The value of the shares approximated $438 at such date and has been charged to expense in 1995.

        During fiscal 1997, 333,333 shares of common stock were transferred to the Company in settlement of a $1,000 note in conjunction with the transfer of the MCR Vending operations to its minority owners.

c. Stock Option Plans

        As part of the Merger, the Company has adopted a stock option plan (the "1995 Plan") covering 5,000,000 shares of the Company's common stock, par value $.01, pursuant to which officers, directors, employees and consultants are eligible to receive options. The options issued under this plan may be ISOs or non-statutory options. No options may be granted after December 31, 2002. Each option granted under the 1995 Plan may be exercised for a period of not more than ten years after the date of grant, or until the expiration of the plan, whichever occurs first. The option price must not be less than fair market value for ISOs and 85% of fair market value for non-statutory options. In total, options to acquire 1,068,366 shares of Company common stock have been transferred from previously existing Pure Tech plans to the 1995 Plan at exercise prices ranging from $2.03 to $6.88 per share.

        In March 1995, the Company reclassified options to acquire 154,571 shares of common stock as "plan" options. These options have exercise prices ranging from $2.03 to $7.50.

        In fiscal 1996, the Company issued 1,236,500 plan options at an exercise price of $3.00 per share and 300,000 plan options with an exercise price of $4.25.

        In fiscal 1997, the Company issued 840,000 plan options at an exercise price of $2.25 per share.

        The following summarizes transactions under the employee stock option plan for the years ended July 31, 1997, 1996, and 1995.

                     PURETEC CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share data)

                                      Number of Shares    Weighted Average
                                                           Exercise Price
                                      ----------------    ----------------
Outstanding, June 30, 1994                 710,404             $ 5.83
Granted                                    427,000               5.97
Reclassified                               154,571               5.83
Exercised and canceled                    (223,609)              5.83
                                         ----------            ------
Outstanding, July 31, 1995               1,068,366               3.62
Granted                                  1,536,500               3.24
Canceled                                   (20,000)              6.57
                                         ----------            ------
Outstanding, July 31, 1996               2,584,866               3.32
Granted                                    840,000               2.25
Canceled                                  (256,500)              3.49
                                         ----------            ------
Outstanding, July 31, 1997               3,168,366             $ 3.03
                                         ==========            ======

        At July 31, 1997 and 1996, approximately 1,372,000 and 923,000 options, respectively, were vested and exercisable at weighted-average prices of $3.11 and $3.62, respectively.

        The Company applies APB Opinion 25 and related Interpretations in accounting for its stock plans. Accordingly, no compensation cost has been recognized for stock option grants issued under any of the Company's stock option plans. Had compensation cost for stock option grants issued during 1997 and 1996 been determined under the provisions of SFAS No. 123, the Company's net loss and loss per share would have been $3,475 and $.12 in 1997 and $9,741 and $.36 in 1996. The pro forma effect on net loss and net loss per share in 1996 incudes the effect of modifying the terms of approximately 771,000 options that were granted prior to July 31, 1995. In November 1996, all options outstanding at the beginning of the year with an exercise price of $7.50 or greater were modified to reduce the exercise price to $3 or $4.25 per share. The pro forma effect on net loss and loss per share for 1997 and 1996 is not representative of the pro forma effect on net income in future years, because it does not take into consideration pro forma compensation expense related to all other grants made prior to 1996.

        The fair value of each stock option granted in 1997 and 1996 under the Company's plans was estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used to value grants issued under the plans in 1997 and 1996:

                     PURETEC CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share data)

                                                     1997            1996
                                                     ----            ----
Dividend yield                                        N/A             N/A
Volatility                                         37.00%          34.36%
Risk-free interest rate                             6.00%           6.00%
Expected term of options (in years)                  8.30            9.80


        The weighted-average fair values per share of stock options granted during 1997 and 1996 were $1.29 and $.91, respectively.

        The exercise price ranges and average remaining lives for options outstanding and exercisable at July 31, 1997 were:


Range of      Number of      Weighted     Average     Number of     Weighted-
Exercise      Shares         Remaining    Exercise    Shares        Average
Prices        Outstanding    Life (in     Price       Exercisable   Exercise
              at 7/31/97     Yrs.)                                  Price
---------     ------------   ----------   ---------   -----------   ---------
2.03 - 3.00    2,749,700        7.90        $2.74      1,020,322      $2.96
3.44 - 6.88      418,666        8.00         4.88        351,966       4.88
               ---------        ----        -----      ---------      -----
Total:         3,168,366        7.91        $3.03      1,372,288      $3.11

               =========        ====        =====      =========      =====

        d. Stock Warrants/Options

        The following options and warrants were issued to non-employees of the
Company:

        In August 1994, the Company issued non-plan options to acquire 100,000 shares of common stock. These options have an exercise price of $6.88.

        In January 1995, the Company issued non-plan options to acquire 685,000 shares of common stock. These options have exercise prices ranging between $5.50 and $5.62.

        In March 1995, the Company reclassified non-plan options to acquire 154,571 shares of common stock. These options have exercise prices ranging from $2.03 to $7.50.

        The above transactions did not result in any compensation cost or expenses, as the exercise prices equaled or exceeded the fair market value of the stock. In the case of the reclassified options, the exercise price at the time of original issue equaled or exceeded the fair market value of the stock.

        In December 1994, the Company entered into a settlement of certain litigation which provides for the issuance of 450,000 warrants to acquire the Company's common stock at an exercise price of $4.61 per share (See Note 20
(b)).

                     PURETEC CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share data)

        The following table summarizes the status of stock options and warrants issued to non-employees of the Company:

                                                       Options/
                                Number                 Warrant
                                of Shares              Prices
                                ---------              --------
Outstanding, June 30, 1994       521,000               $ 2.03-$ 22.00
Granted                        1,235,000                 4.64-   6.88
Reclassified                    (154,571)                2.03-   7.50
Exercised and canceled           (32,985)                        7.50
                               ----------
Outstanding, July 31, 1995     1,568,444                 2.03-  22.00
Canceled                        (200,000)                        5.50
                               ----------
Outstanding, July 31, 1996     1,368,444                 4.25-  22.00
Exercised                           (122)                        4.61

Canceled                         (56,000)                        4.25
                               ----------
Outstanding, July 31, 1997     1,312,322                 4.25-  22.00
                               ==========

        At July 31, 1997, all of the stock options/warrants issued to non-employees of the Company were exercisable, and expired at various dates during fiscal 1998 and 1999.

14.   RETIREMENT PLANS

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

    Net pension costs consist of the following:

                                                             Year Ended
                                                   July 31,             July 31,
                                                    1997                  1996
                                                    ----                  ----
    Service cost                                   $   667               $ 647
    Interest cost on projected benefit obligation      589                 542
    Actual return on plan assets                    (1,854)               (557)
    Net amortization and deferrals                   1,287                  88
                                                   --------              ------
                                                      $689               $ 720
                                                   ========              ======

                     PURETEC CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share data)


The funded status of the Plan is as follows:

                                                       July 31,     July 31,
                                                         1997         1996
                                                       ---------    --------
Vested benefit obligation                             $ (6,548)     $ (5,831)

                                                      =========     =========

Accumulated benefit obligation                        $ (6,843)     $ (6,089)
                                                      =========     =========

Projected benefit obligation                          $ (8,540)     $ (7,807)
Plan assets at fair value                                8,339         6,029
                                                      ---------     ---------
Projected benefit obligation in
  excess of plan assets                                   (201)       (1,778)
Unrecognized net gains                                  (1,946)         (415)
Less unrecognized actuarial gains and
  losses and prior service costs attributable
  to minority interest in PST                              (15)          295
                                                      ---------     ---------
Accrued pension obligation                            $ (2,162)     $ (1,898)
                                                      =========     =========

        The expected long-term rate of return on plan assets of the plan was 9% for all periods presented and the discount rate was 8% at July 31, 1997 and 1996.

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

                                                            Year Ended
                                                  -----------------------------
                                                  July 31, 1997   July 31, 1996
                                                  -------------   -------------
Service cost                                       $   110           $   108
Interest cost on projected benefit obligation          309               278
Actual return on plan assets                          (780)             (165)
Net amortization and deferrals                         487              (104)
                                                   --------          --------
                                                   $   126           $   117
                                                   ========          ========

                                                  July 31, 1997   July 31, 1996
                                                  -------------   -------------
Vested benefit obligation                          $(4,103)          $(3,682)
                                                   ========          ========

Accumulated benefit obligation                     $(4,503)          $(3,888)
                                                   ========          ========

Projected benefit obligation                       $(4,503)          $(3,888)
Plan assets at fair value                            4,169             3,222

                                                   --------          --------
Projected benefit obligation in excess of
  plan assets                                         (334)             (666)
Unrecognized net loss (gain)                          (262)              180
Adjustment to recognize minimum required
  liability                                             --              (180)
Unrecognized prior service cost                        238                --
                                                   --------          --------
Accrued pension costs                              $  (358)          $  (666)
                                                   ========          ========

                     PURETEC CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share data)

    The expected long-term rate of return on plan assets was 9% for the period and the discount rate was 8% for the year ended July 31, 1997.

    In July 1997, the Plan was amended due to an agreement reached with the labor union representing the majority of hourly workers at Burlington. This agreement increased retirement benefits from $25, multiplied by the number of years of benefit service, to $26, effective June 1998, and $27, effective June 2000. These changes are reflected in the year-end disclosure information above, with the increase in liability established as a prior service cost.

(c) Postretirement Liabilities
    --------------------------

    In addition to providing pension benefits, the company also sponsors the Burlington Retiree Welfare Plan, which provides certain health care benefits for retired employees who were employed on an hourly basis and covered under a collective bargaining agreement. Employees and their families become eligible for these benefits after the employee completes five years of service, if retiring at age fifty-five, or at age sixty-five, the normal retirement age. Post retirement health care benefits paid during the year ended July 31, 1997 and 1996 amounted to $139 and $110, respectively.

    Effective June 23, 1997, the plan was amended to provide a zero-premium Medicare risk HMO coverage for all future post-age-65 retirees, as well as many of the Company's current retirees. This amendment to the plan was accounted for as a negative plan amendment pursuant to Statement of Financial Accounting Standards No. 106. The resulting reduction in the accrued postretirement liability of $3,200 will be recognized and amortized as a reduction of net periodic post retirement benefit cost over the next eight years at the rate of $400 per year. The amortization period represents the average period of time over which an under-55 employee attains full eligibility for this post retirement benefit.

     Net periodic postretirement benefit cost for 1997 was $553 and was comprised of $133 of service cost and $420 of interest cost. Net periodic postretirement benefit cost for 1996 was $513 and was comprised of $123 of service cost and $390 of interest cost.

    The funded status of the plan is as follows:



                                                                   July 31, 1997        July 31, 1996
                                                                   -------------        -------------
Accumulated postretirement benefit obligation
   Retirees                                                              $(1,099)             $(1,511)
   Fully eligible active plan participants                                  (408)              (2,138)
   Other active participants                                                (310)              (1,672)
                                                                          -------              -------
    Total                                                                 (1,817)              (5,321)
   Unrecognized net gain                                                    (737)                 (19)
                                                                          -------              -------
   Sub-total                                                              (2,554)              (5,340)
   Unrecognized prior service cost relating to
      negative plan amendment (see above)                                 (3,200)                   -
                                                                          -------              -------
   Accrued Post retirement costs                                         $(5,754)             $(5,340)
                                                                          =======              =======

    The accumulated postretirement benefit obligation was determined using an 8% discount rate for the years ended July 31, 1997 and 1996. The health care cost trend rate for medical benefits was assumed to be 8% for 1996, gradually declining until it reaches a constant annual rate of 5% in 2002. The health care cost trend rate assumption has a significant effect on the amounts reported. A 1% increase in health care trend rate would increase the accumulated Post retirement benefit obligation by $943 and increase the service and interest components by $100 at July 31, 1997.

                     PURETEC CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share data)

    (d) Savings Plans
        -------------

    Additionally, PST has a savings plan for all non-collective bargaining employees whereby PST will match each employee's contribution up to 2% of the employee's earnings. The savings plan is also made available to PST affiliates who bear their respective costs. Such contribution amounted to approximately

$492 and $505 for the year ended July 31, 1997 and 1996, respectively.

    Burlington employees who are covered under a collective bargaining agreement participate in the Pure Tech International, Inc. Savings and Investment Plan for Hourly Employees at Burlington, New Jersey. The Company will match each employee's contribution up to 50% of the contributions not in excess of 6% of the employee's compensation. Such contribution amounted to approximately $73 and $96 for the year ended July 31, 1997 and 1996, respectively.

15.     SEGMENT INFORMATION

    The Company operates in three industry segments: plastic products, plastic materials and recycling. The plastic products segment principally produces lawn and garden hose, medical tubing and specialty tubing and gaskets. The plastics materials segment principally produces recycled and general purpose plastics and medical grade vinyl compounds. The recycling segment consists of the operating of material recovery facilities and the recycling of plastics and some aluminum. The plastic products segment has operations in the United States, Europe and Canada (Canadian operations commencing in 1996, which are included in the domestic amounts below). The plastic materials and recycling segments operate principally in the United States.

    Financial information concerning the Company's business segments and the geographic areas in which it operates is as follows:



                                                                                     Year ended
                                                       -----------------------------------------------------------------------
                                                       July 31, 1997                 July 31, 1996               July 31, 1995
                                                       -------------                 -------------               -------------
Net Sales:
    Plastic Products:
            Domestic                                    $149,083                      $152,352                       $       -
            Europe                                        35,300                        34,158                               -
    Plastic Material                                     154,064                       142,314                               -
    Recycling                                             18,681                        34,248                          30,189
    Corporate & elimination                              (41,794)                      (36,728)                              -
                                                        ---------                     ---------                      ---------
Total Net Sales                                         $315,334                      $326,344                       $  30,189
                                                        =========                     =========                      =========

Operating Income (Loss):
    Plastic Products:
            Domestic                                    $ 21,822                      $ 19,366                       $       -
            Europe                                         8,276                         6,375                               -
    Plastic Material                                       6,533                         5,907                               -
    Recycling                                               (197)                       (5,088)                          1,020
    Corporate & elimination                               (9,817)                       (5,692)                         (7,304)
                                                        ---------                     ---------                      ----------
Total Operating Income (Loss)                           $ 26,617                      $ 20,868                       $  (6,284)
                                                        =========                     =========                      ==========



                     PURETEC CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share data)


Depreciation and Amortization:
    Plastic Products:
            Domestic                                   $  4,998                      $  4,622                         $      -
            Europe                                        1,641                         1,496                                -
    Plastic Material                                      3,123                         3,589                                -
    Recycling                                             1,101                         1,263                            2,473
    Corporate & elimination                               2,917                         2,457                              388
                                                        --------                      --------                        --------
Total Depreciation & Amortization                       $ 13,780                      $ 13,427                        $  2,861
                                                        ========                      ========                        ========

 Capital Expenditures:
    Plastic Products:
            Domestic                                    $ 2,553                      $  2,440                         $      -
            Europe                                        1,852                         3,804                                -
      Plastic  Material                                   9,502                         1,726                                -
      Recycling                                             717                           916                            2,727
      Corporate and discontinued operations                 451                         1,623                              216
                                                        --------                      --------                         --------
Total Capital Expenditures                              $ 15,075                      $ 10,509                         $  2,943
                                                        ========                      ========                         ========


Identifiable Assets:
    Plastic Products:
            Domestic                                   $145,150                      $135,095                         $134,147
            Europe                                       36,760                        37,907                           36,667
    Plastic Material                                    103,998                        85,900                           73,708
    Recycling                                            10,186                        19,520                           27,998
    Corporate and discontinued operations                15,729                        18,268                           17,601
                                                       ---------                     ---------                        ---------
Total Identifiable Assets                              $311,823                      $296,690                         $290,121
                                                       =========                     =========                        =========


    Operating income (loss) is total sales less cost of goods sold and operating expenses of each segment before deductions for general corporate expenses not directly related to an individual segment. In computing operating income (loss), none of the following items have been added or deducted: interest expense, income taxes (benefit) and loss from discontinued operations. Identifiable assets by industry are those assets that are used in the Company's operation in each industry segment, including assigned value of goodwill. Corporate identifiable assets consist primarily of cash, prepaid expenses, fixed assets and deferred debt costs offset by the elimination of intersegment profit in ending inventories.

16.      FOURTH QUARTER ADJUSTMENTS

    During the fourth quarter of 1997, the Company recorded certain adjustments aggregating. $1,200. The Company recorded additional inventory of approximately $1,800 based on the results of a book to physical reconciliation. Additionally, the Company recorded a charge of approximately $600 as the result of reconciling intercompany accounts. It cannot be specifically determined to which quarters in the year these amounts relate.

    Additionally, during the fourth quarter of 1997, the Company recorded certain adjustments aggregating $3,158. These adjustments relate to the write-off of licenses and a supply agreement ($920), the reversal of a portion of the Dalen litigation reserve ($2,000), the recording of the Circuit Chemistry settlement ($1,988), and the loss on disposal of Styrex ($2,250).

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

17.     DISCONTINUED OPERATIONS:

        The following table summarizes the loss from operations and disposal of discontinued operations of the Company for the years ended July 31, 1997, 1996 and 1995:



                                                    1997      1996     1995

                                                    ----      ----     ----
Glass operations (a)

   Loss from discontinued operations               $    --   $    --   $    --
   Loss on disposal from discontinued operations        --        --    (4,809)
                                                   -------   -------   -------
                                                        --        --    (4,809)
                                                   =======   =======   =======

Ozite Manufacturing (b)

   Loss from discontinued operations                    --      (979)       --
   Loss on disposal from discontinued operations      (672)   (2,241)       --
                                                   -------   -------   -------
                                                      (672)   (3,220)       --
                                                   =======   =======   =======

Injection molding operations (Styrex) (c)

   Loss from discontinued operations                (1,226)     (546)   (4,580)
   Loss on disposal from discontinued operations    (2,250)       --        --
                                                   -------   -------   -------
                                                    (3,476)     (546)   (4,580)
                                                   =======   =======   =======

Circuit Chemistry (d)

   Loss from discontinued operations                    --        --        --
   Loss on disposal from discontinued operations    (1,988)       --        --
                                                   -------   -------   -------
                                                    (1,988)       --        --
                                                   =======   =======   =======

Dalen (e)

   Loss from discontinued operations                    --        --        --
   Gain on disposal from discontinued operations     2,000        --        --
                                                   -------   -------   -------
                                                     2,000        --        --
                                                   =======   =======   =======

Total discontinued operations

   Loss from discontinued operations                (1,226)   (1,525)   (4,580)
   Loss on disposal from discontinued operations    (2,910)   (2,241)   (4,809)
                                                   -------   -------   -------
                                                   $(4,136)  $(3,766)  $(9,389)
                                                   =======   =======   =======

                     PURETEC CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollars in thousands, except per share data)

a)  Glass operations

      During 1994 and 1995, the Company discontinued and arranged for the disposal of its various glass, metal, and material recovery facility ("MRF") operations. In April 1995, the Company leased its Newark, New Jersey glass processing and MRF facilities to Automated Recycling Technologies, Inc. ("ARTS") for an initial period of two years. At the conclusion of the initial two-year period, ARTS had the right, to extend at its option, the lease agreement for eight consecutive one-year periods. ARTS exercised that right and extended the lease at the Newark glass processing operation, while vacating the MRF facility. The Company has accrued $1,216 and $1,660 for various liabilities related to these operations at July 31, 1997 and 1996, respectively. These reserves are included in accrued plant closing and disposal costs in current liabilities and long-term debt. These liabilities relate primarily to rent, clean-up costs, and mortgage and equipment financing loans.

b) Ozite Manufacturing

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

    Accordingly, the Ozite Mfg. operations have been reflected as discontinued operations in the statement of operations for all periods presented. Net sales generated from these operations amounted to $4,882 and $11,714 for the years ended July 31, 1996 and 1995, respectively. During fiscal 1997, the Company settled certain litigation related to Ozite Mfg. (see Note 20(b)). These settlements resulted in charges of $672. Certain litigation remains ongoing, however management believes any potential exposure to the Company is covered by insurance.

c)  Styrex

    Styrex Industries, Inc. ("Styrex") was a wholly owned subsidiary of the Company engaged in thermoplastic and injection molding operations. In August 1997, the operations of Styrex were sold. In connection therewith, the Company recorded a loss on disposal of $2,250. Accordingly, operating results for Styrex have been shown as a discontinued operation within the consolidated statement of operations for the years 1997, 1996 and 1995. Net sales for this operation were $14,767, $17,979 and $21,713 for the years ended July 31, 1997, 1996 and 1995, respectively. The net loss for this operation of $1,226 for this operation for fiscal 1997 was also included within discontinued operations. In addition, the net assets for Styrex of $270 have been included in other current assets on the consolidated balance sheet at July 31, 1997. The measurement date for this discontinued operation is April 30, 1997. In August 1997, the operations of Styrex were sold for cash. The Company has accrued $656 for various liabilities related to the closing of this operation, which are included in accrued expenses.

d)   Relates to K&B Liquidating Corp. Lawsuit (see Note 20).

e)   Relates to reduction of accrued expenses for Dalen lawsuit (see Note 20).

18.      SUBSEQUENT EVENTS

    In August 1997, the operations of Styrex were sold and the operating results of Styrex for fiscal 1997 were included within discontinued operations (see Note
17). Accordingly, results for fiscal 1996 and 1995 were also reclassed to discontinued operations.

                     PURETEC CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollars in thousands, except per share data)

        In September 1997, Burlington Resins, Inc. settled a lawsuit it had filed against OxyChem. The result of this settlement was to reduce goodwill at Burlington by $1,476. (See Note 1).

        In October 1997, PST settled a lawsuit pertaining to Circuit Chemistry, and Ozite settled the Dalen litigation. The impact of both settlements was accounted for as adjustments to previously recorded discontinued operations (see Notes 20(b) and Note 17).

    On November 11, 1997, the Company announced that it had signed an Agreement and Plan of Merger ("Agreement") with Tekni-Plex, Inc., ("Tekni-Plex") a privately -owned company, pursuant to which the Company would, through a merger ("Merger") become a wholly-owned subsidiary of Tekni-Plex. The Agreement provides that the owner of each share of common stock of the Company would receive $3.50 in cash for that share in the Merger. The Agreement and the Merger will be submitted to the shareholders of the Company for approval at the Company's annual shareholders' meeting expected to be held in January 1998. The Agreement and the Merger have been unanimously approved, and recommended to shareholders for adoption, by the Company's Board of Directors. Officers and directors of the Company owning approximately 10% of the outstanding common stock of the Company have agreed to vote their shares in favor of the Merger.

    The Agreement contains a number of conditions which must be satisfied in order for the Merger to occur, including the successful completion of a consent solicitation and tender offer for PST's 11.25% Senior Secured Notes due 2003, the receipt of all necessary governmental and regulatory approvals, and the absence of any changes occurring prior to the closing date which would have a material adverse significance with respect to the value of the Company and its subsidiaries, taken as a whole.

    The Agreement also requires that the outstanding minority common shareholders' interest in PST be eliminated, either through purchase or a short-form merger procedure under Delaware law, not later than immediately prior to completion of the Merger, at a price of $7.00 per share of PST common stock.

    The Merger is further subject to the receipt by Tekni-Plex of sufficient financing to pay for the Company shares, purchase the PST Notes tendered in the tender offer, and fund all other cash requirements of the Merger. Tekni-Plex has received commitments from Morgan Guaranty Trust Company of New York to provide senior bank financing and subordinated bridge loans in an aggregate amount which the parties believe will be sufficient to complete the Merger, subject to a number of conditions.

    The Agreement is terminable by Tekni-Plex , the Company, or either of them under certain circumstances. In the event the Agreement is terminated because the Company's Board of Directors withdraws or materially modifies its approval or recommendation of the Merger or the Agreement or another person, entity or group acquires beneficial ownership of 50% or more of the outstanding shares of the Company's Common Stock, the Company is obligated to pay a fee of $10 million to Tekni-Plex and to reimburse Tekni-Plex for up to $5 million of its expenses in connection with the Agreement and related transactions. The Company expects the Merger to be completed in February 1998, but cannot assure that all of the conditions to the Merger will be satisfied.

    Concurrently with execution of the Merger Agreement, Tekni-Plex purchased a Convertible Note issued by PureTec in the amount of $5 million. The loan will assist PureTec and PST in meeting expected cash requirements in the period prior to completion of the Merger. The Convertible Note bears interest at 13% and is convertible at any time following the 60th day after any termination of the Agreement into a number of shares of Common Stock sufficient to retire the principal amount of the Note plus accrued interest or in any event at a base conversion rate of one share of Common Stock per $2.72 of obligations owed under the Note. The Company is required to file a registration statement with respect to the Common Stock issuable upon conversion promptly following a termination of the Merger Agreement. The Convertible Note matures on September 30, 1998. The Convertible Note is subject to prepayment by the Company in cash at any time, and contains covenants and events of default customary for a debt instrument of this type.

                     PURETEC CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollars in thousands, except per share data)

19.     FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

        The estimated fair value of cash and cash equivalents, accounts receivable, notes and interest receivable from officers, short-term borrowings, accounts payable and long-term debt, excluding those items discussed below, approximate those amounts reflected in the balance sheet based on pertinent information available to management. Management estimates the fair value of the Senior Secured Notes approximates $135,000 as these notes were trading at a price of approximately 108 at July 31, 1997. Management estimates the fair value of the OxyChem notes at July 31, 1997 approximates the carrying value.

        In connection with the acquisition from OxyChem, Burlington entered into two separate supply agreements and one supply and license agreement with OxyChem to supply certain critical components and chemicals utilized in production of the Company's products. These agreements extend for varying periods of time and each contain specified purchase prices and minimum purchase requirements for such materials. Burlington is entitled to search for new suppliers for these components, but is required to allow OxyChem to requote the price of the components if the price quote obtained in the market is more favorable to Burlington. Management believes that other suppliers could provide similar components to Burlington on comparable terms. During the years ended July 31, 1997 and 1996, Burlington purchased approximately $20,800 and $18,000, respectively of products from OxyChem under such agreements. Amounts due to OxyChem at July 31, 1997 and 1996 amounted to approximately $5,300 and $2,700, respectively. In addition, Burlington recorded sales to OxyChem in the year ended July 31, 1997 and 1996 of approximately $1,200 and $1,000, respectively.

        The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Although credit risk related to the Company's trade receivables is limited due to the large number of customers in differing industries and geographic areas, sales to one customer accounted for approximately 12.7% ,16.9% and 19.8% of the company's net sales for the years ended July 31, 1997, 1996 and 1995, respectively.

20.     COMMITMENTS AND CONTINGENCIES

        a. Leases

        The Company leases certain facilities under non-cancelable operating leases expiring through the year 2020. The Company is responsible for all taxes, insurance and maintenance on the facilities.

        Rent expense from continuing operations under operating leases approximated $4,479, $5,250 and $1,855 for the years ended July 31, 1997, 1996 and 1995, respectively. Included in rent expense for each year is approximately $150, attributable to a lease from a related party.

        A summary of the future minimum lease payments for continuing operations is as follows:

             Years Ending
               July 31,
             ------------

                1998                   $4,719
                1999                    4,344
                2000                    4,112
                2001                    3,932
                2002                    3,302
        Thereafter                      3,735
                                      -------
                                      $24,144
                                      -------
                                      -------

                 PURETEC CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollars in thousands, except per share data)

        b. Litigation

        On February 18, 1993, the Ware Chemical Co. ("Ware Chemical"), a former PST subsidiary (now dormant) was served with a third party complaint in the matter of United States v. Davis ("Davis"). In Davis, the United States has alleged that certain private entities are liable, pursuant to the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"), for cleanup costs that have been incurred, and will be incurred in the future, with respect to the remediation of the Davis Landfill site in Rhode Island. Ware Chemical was owned by Dart Industries (now Kraft, Inc.) during the time in question (1975 -
1977), and Kraft has agreed to assume all responsibility.

        In June 1997, the Company filed suit against Occidental Chemical Corporation ("OxyChem"), alleging that certain postretirement benefit liabilities were substantially understated when Burlington acquired the acquisition from OxyChem (see Note 1). In August 1997, the Company and OxyChem agreed to settle this litigation. Pursuant to the terms of the settlement agreement, the Company has agreed to release OxyChem from any claim related to this liability in exchange for OxyChem's agreement to settle a $4 million subordinated term loan including accrued interest ("seller financing") for $3 million. A portion of the settlement has been accounted for as an adjustment to the purchase price, with the offset recorded against goodwill, with the remainder adjusting accrued interest based upon the seller financing.

        Ozite is also engaged in litigation in which it seeks damages from the former owner of Dalen, a discontinued segment of Ozite. In December 1987, Ozite commenced legal proceedings against the seller of Dalen, seeking monetary damages and other equitable relief from the seller for various misrepresentations made in its financial statements and other miscellaneous information presented on which Ozite elected to proceed with the purchase of such assets. The seller has counterclaimed for the enforcement of the seller's rights in the subject matter and for recovery of the balance of the purchase price in an amount approximately equal to $3,000 plus accrued interest, amounts claimed to be due under a consulting agreement, and punitive damages. Subsequent to July 31, 1997, the Dalen litigation has been settled. The impact of the settlement of the Dalen litigation has been reflected in the Company's net loss from discontinued operations as of July 31, 1997, as Ozite had previously reported the Dalen business which it had acquired as a discontinued operation in 1988. The settlement agreement with Dalen provided for Ozite to make two (2) payments of $500 each by October 15, 1997, and a payment for $2,250 by January 31, 1998. Interest accrues on the final payment of $2,250 from October 15, 1997, until it is paid at the rate of 8% per annum. If Ozite fails to make the payments required on October 15 and January 31, and such failure continues for 30 days after notice to Ozite, then following procedural steps, Ozite will be deemed to have confessed judgement on the amount due plus interest and the court will be free to pursue any available remedy in order to collect the amount due. Management believes that it has a number of alternatives available to finance the settlement payments to Dalen, and therefore it expects to be able to meet these final payment obligations by January 31, 1998. The Company has adjusted the previously established reserves for this litigation as the Company deems the settlement probable.

        Pursuant to the terms of the Exchange Agreement and 7% Subordinated Notes, upon the settlement of the Dalen litigation in excess of defined amounts, the Company has the ability to reclaim Exchange and Escrow shares or to reduce principal payments due on the 7% Subordinated Notes (see Note 13(a)). The Dalen litigation was settled for approximately $2,800 in excess of the amount defined in the agreements. Once the amount and the recovery of excess settlement costs is determined, the recovery of these excess costs will result in the reduction of goodwill, to be recorded by the Company in 1998.

        In January 1993 and 1994, the Company's Belgian subsidiary received income tax assessments aggregating approximately $1,979 (75,247,000 Belgian Francs) for the disallowance of certain foreign tax credits and investment losses claimed for the years ended July 31, 1990 and 1991. Additionally, in January 1995, the subsidiary received an income tax assessment of approximately $843 (32,083,000 Belgian Francs) for the year ended July 31, 1992. Although the future outcome of these matters are uncertain, the Company believes that its tax position was appropriate and that the assessments are without merit. Therefore, the Company has appealed and has not paid or accrued for the assessments. Based on the advice of legal counsel in Belgium, the Company believes that the assessment appeals will be accepted by the tax authorities

                 PURETEC CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except per share amounts)

in Belgium, although there can be no assurance whether or when such appeals will be accepted.


     PureTech Plastics ("PTIP"), certain of its directors, three former directors and its President were defendants in a lawsuit brought in 1989 in New Jersey Superior Court and are currently defendants in a lawsuit brought in 1989 in New Jersey Superior Court by Frank Tammera, Sr., a stockholder and former officer and director of PTIP and Frank Tammera, Jr., a former officer of PTIP. Trial of the Frank Tammera, Sr. lawsuit commenced in April 1991 and concluded in 1995. In March 1996, the New Jersey Superior Court decided that PTIP did not have to reinstate Mr. Tammera, Sr., that his termination had been for cause, and in March 1996 a NJ Superior Court decided for PTIP on all matters except that PTIP was obligated to pay him only approximately $30 of indebtedness, which PTIP had acknowledged, and $14 in royalties. Final judgement in the Frank Tammera, Sr. suit was entered on June 6, 1996. In August 1996, Mr. Tammera, Sr. appealed the court's decision. The Frank Tammera, Jr. lawsuit and two similar lawsuits from Michael and Albert Tammera, have been stayed pending the resolution of the Frank Tammera, Sr. lawsuit.

        In May 1992, PST and all of its directors as of 1988, as well as K and B Liquidating Corp. (a former subsidiary of PST which is being liquidated) were named in two lawsuits filed in the Minnesota state courts. The plaintiffs are Douglass Hutchinson (since deceased) and James Czaja, both of whom were former employees of a former subsidiary of PST, Circuit Chemistry Manufacturing Corp. ("Circuit Chemistry"). The suits alleged several causes of action, all of which center upon a claim that PST and/or other defendants did not adequately disclose sufficient information to the plaintiffs in connection with the acquisition from the plaintiffs by PST of their 20% equity interest in Circuit Chemistry, and the termination of their employment agreements. Subsequent to July 31, 1997, the cases brought by Czaja and Hutchinson have been settled by PST. Previously, management had expected these cases to be litigated, and management had expected that PST would win these cases. During fiscal 1997, PST filed for a summary judgement to dismiss all claims from Czaja and Hutchinson. This summary judgement motion was denied by the court. In light of the growing costs of litigation, and the remaining uncertainty of the outcome of a trial, management elected to settle these cases. The impact of the settlement of these cases is reflected in the Company's net loss from discontinued operations for the year ended July 31, 1997, as PST had previously reported Circuit Chemistry as a discontinued operation as of 1989. Total settlement payments to the plaintiffs in connection with this settlement are $1,725, which are accrued together with related legal costs at July 31, 1997.

        During February 1994, the Company and certain officers were named in five lawsuits purporting to be class actions which essentially allege that the Company failed to previously adequately disclose facts which resulted in significant losses reported by the Company. The Company entered into a settlement of these suits, whereby the Company (i) issued 450,000 warrants to acquire the Company's common stock at an exercise price of $4.61 per share, (ii) established an administration fund of $100 to cover the expenses and costs of administering the settlement and (iii) paid certain out-of-pocket costs not exceeding $50. The Company recorded $150 relating to items (ii) and (iii) in the year ended July 31, 1995 and $100 in the year ended July 31, 1996, upon issuance of the warrants.

     In the current year, litigation relating to Ozite Mfg. with MDC Wallcoverings and Ashley Alsip was settled. (See Note 17)


        Additionally, the Company is party to certain other litigations and environmental proceedings in the ordinary course of business, none of which it believes are likely to have a material adverse effect on its financial position or results of operations.

                 PURETEC CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except per share amounts)

        c. Employment Agreements

        The following summarizes, in the aggregate, minimum annual salary and consulting fees that are due under various agreements:

                Years Ending                           Minimum
                  July 31,                            Commitment
                  --------                            ----------
                   1998                                  $453
                   1999                                   175
                   2000                                    22

        d. Letters of Credit

        As of July 31, 1997, PST had available letters of credit of up to $1,000 from the CLC, of which $353 was outstanding.

        e. Bonuses

        Under the terms of the Asset Transfer Agreement with OxyChem, the Company is required to pay annual bonuses to salaried employees still employed by the Company through fiscal year 1998. For the years ended July 31, 1997 and 1996 these payments amounted to approximately $152 and $157, respectively.

                             SCHEDULE II

                 PURETEC CORPORATION AND SUBSIDIARIES

                  VALUATION AND QUALIFYING ACCOUNTS
                        (Dollars in thousands)

                                         Additions/
                                         (Reductions)
                            Balance at    Charged to
                            Beginning     Costs and    Addition Related    Accounts    Balance at End
Classification              of Period      Expenses     to Ozite Merger   Charged off     of Period
--------------              ---------      --------     ---------------   -----------     ---------
Year Ended July 31, 1995
  Allowance for doubtful
    receivables               $100            $ 49         $  -- (*)        $  --           $  149

Year Ended July 31, 1996
  Allowance for doubtful
   receivables                $149            $831         $  --            $  --           $  980

Year Ended July 31, 1997
  Allowance for doubtful
   receivables                $980            $274         $  --            $ (100)         $1,154


(*)Reserves of $2,550 related to Ozite receivables have been considered as reducing the related receivable balances to fair value.