Form 10-K/A
period 1997-07-31
PURETEC CORP
filed 1997-11-19
CIK 928451

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A

                  --------------------------------------------


                       AMENDMENT TO APPLICATION OR REPORT
                  Filed Pursuant to Section 12, 15, or 15(d) of
                       THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-26508

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

                                 AMENDMENT NO. 1
                                  TO FORM 10-K

         The undersigned registrant hereby amends the following exhibits of its Annual Report on Form 10-K for the Year Ended July 31, 1997, as set forth in the pages attached hereto.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PURETEC CORPORATION
                                         (Registrant)

                                By /s/ Thomas V. Gilboy
                                   ------------------------------------------
                                   Thomas V. Gilboy
                                   Chief Financial Officer and Vice President

Date: November 19, 1997

                                Index To Exhibits

Number   Exhibit
------   -------

2.1 Agreement and Plan of Merger dated as of November 11, 1997 among PureTec Corporation, Plastic Specialties & Technologies, Inc., Tekni-Plex, Inc. And P.T. Holding, Inc.
3.1 Articles of Incorporation (incorporated by reference from Exhibit 3(a) of the Company's registration statement on Form S-4, file no. 33-82768).
3.2 By-laws (incorporated by reference from Exhibit 3(b) of the Company's registration statement on Form S-4, file no. 33-82768).
3.3      Certificate of Amendment of Certificate of Incorporation dated
         July 26, 1995
3.4      Certificate of Amendment of Certificate of Incorporation dated
         May 1, 1996
4.1 Form of Indenture between Plastic Specialties and Technologies, Inc. And First Fidelity Bank, NA Pennsylvania, as Trustee, relating to the Senior Secured Notes of Plastic Specialties and Technologies, Inc. Due 2003 (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to Registration Statement of Plastic Specialties and Technologies, Inc. On Form S-1 (No. 33-66338) filed November 8, 1993).
4.2      Form of Specimen Senior Secured Note (incorporated by reference from
         Exhibit 4.10 of Amendment No. 2 to PST's registration statement on Form S-1, file no. 33-11686).
4.3 Form of 13% Convertible Senior Note among PureTec Corporation and Tekni-Plex, Inc. dated November 11, 1997.
10.1 Agreement and Plan of Merger, dated July 6, 1994 by and among PTI, the Company, Pure Tech Newco (PTI), Inc., Pure Tech Newco (Ozite), Inc., and Ozite (incorporated by reference from PTI's report on Form 8-K, filed with the Commission on July 13, 1994) and Amendments Nos. 1 to 4 thereto (incorporated by reference from Exhibit 2(a) of the Company's registration statement on Form S-4, file no. 33-82768).
10.2 Form of Amended and Restated Senior Loan Agreement dated as of November 8, 1993 between PST and General Electric Capital Corporation, as agent and lender (incorporated by reference from Exhibit 10.3 of Ozite's Annual Report on Form 10-K for the fiscal year ended July 31, 1993).
10.3 Plastic Specialties and Technologies, Inc. And Affiliates Pension Plan, Amended and Restated Effective as of January 1, 1985 (incorporated by reference from Exhibit 10.18 of PST's registration statement on Form S-1, no. 33-11686).
10.4 1995 Stock Option Plan (incorporated by reference from Exhibit 10(s) of the Company's registration statement on Form S-4, file no. 33-82768).
10.5 1995 Disinterested Directors' Stock Option Plan (incorporated by reference from Exhibit 10(u) of the Company's registration statement on Form S-4, file no. 33-82768).
10.6 Asset Transfer Agreement dated September 29, 1994 by and between Occidental Chemical Corporation, as amended October 5, 1994, October 14, 1994, May 24, 1995, and August 18, 1995 (incorporated by reference from Exhibit 2 of the Company's current report on Form 8-K filed September 1, 1995).

10.7 Demand Note dated May 20, 1988 between Peter R. Harvey and Plastic Specialties and Technologies, Inc.
10.8 Lease, dated June 1989, between Richard C. Lauer and Roy I. Anderson, as lessor, and PST, as lessee, re: 19555 East Arenth Avenue, Industry California (incorporated by reference from Exhibit 28.1 of PST's quarterly report on Form 10-Q for the fiscal quarter ended October 31,
         1992).
10.9 Lease, dated September 23, 1991, between E.T. Herman and Jane D. Herman 1978 Living Trust, as lessor, and the Colorite Plastics Division of PST, as lessee, re: 909 East Glendale Avenue, Sparks, Nevada (incorporated by reference from Exhibit 28.1 of PST's quarterly report on Form 10-Q for the fiscal quarter ended October 31, 1992).
10.10 Lease, dated January 1, 1993, between OHR Realty Corporation, as lessor, and PST, as lessee, re: Piscataway, New Jersey (incorporated by reference from Exhibit 28.1 of PST's quarterly report on Form 10- Q for the fiscal quarter ended October 1992).
10.11 Lease, dated April 24, 1972, between Pacific Western Warehouse, Inc. and Dark Industries, Inc. (assigned by Dart Industries, Inc. to PST) (incorporated by reference from Exhibit 10.8 to PST's registration statement on Form S-1, file no. 33-11686).
10.12 Credit Agreement among Burlington Resins, Inc. and Texas Commerce Bank National Association dated August 18, 1995.
10.13 Receivable Purchase Program Agreement between General Electric Capital Corporation and Plastic Specialties and Technologies, Inc. dated January 31, 1997; incorporated by reference from Exhibit 10.12 to

         Annual Report of PST (No. 34-11686) on Form 10-K/A for fiscal year ended July 31, 1997.
10.14 Senior Loan Agreement dated as of December 30, 1992 between PST, as borrower, General Electric Capital Corporation, as agent and lender, and certain participating lenders (the "GECC Senior Loan Agreement"); (incorporated by reference from Exhibit 10.24 to Annual Report on Form 10-K of PST for the fiscal year ended July 31, 1992).
10.15 Amendment No. 2 dated July 7, 1993 to the GECC Senior Loan Agreement; (incorporated by reference from Exhibit 10.9 to Registration Statement of PST on Form S-1 (No. 33-66338)).
10.16 Amendment No. 3 dated October 8, 1993 to the GECC Senior Loan Agreement; (incorporated by reference from Exhibit 10.10 to Amendment No. 1 to Registration Statement of PST on Form S-1 (No. 33-66338)).
10.17 Amendment No. 4 dated January 31, 1997 to the GECC Senior Loan Agreement; (incorporated by reference from Exhibit 10.11 to Annual Report on Form 10-K/A of PST for year ended July 31, 1997
         (No. 34-11686)).
21       List of subsidiaries
23.1 Consent of Deloitte & Touche LLP with respect to Registration Statment No. 33-98266 on Form S-8 and Registration Statement No. 33-98190 on Form S-3.
27       Financial Data Schedule
99       Form 8-K, dated June 30, 1997.