Form 10-Q
period 1997-10-31
PURETEC CORP
filed 1997-12-15
CIK 928451

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarterly Period Ended: October 31, 1997
                            ----------------

Commission File Number: 0-26508
                        -------

                               PURETEC CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                             22-3376449
-------------------------------                            -------------------
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

                           Yes   X           No
                               -----            -----

         As of December 10, 1997, there were 31,272,374 shares of common stock outstanding.

         The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $95,771,642 as of December 10, 1997

                      PURETEC CORPORATION AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                 C O N T E N T S
                                 ---------------

                                                                         Page
                                                                         ----
Part I  FINANCIAL INFORMATION:
        ----------------------

       Item 1.     Financial Statements:

                   Consolidated Balance Sheets as of                        3
                   October 31, 1997 and July 31, 1997

                   Consolidated Statements of Operations                    4
                   for the three month periods ended
                   October 31, 1997 and 1996

                   Consolidated Statements of Cash Flows                  5-6
                   for the three month periods ended
                   October 31, 1997 and 1996

                   Notes to Consolidated Financial                       7-12
                   Statements

       Item 2.     Management's Discussion and Analysis                 13-17
                   of Financial Condition and Results of
                   Operations

Part II  OTHER INFORMATION:
         ------------------

       Item 1 to Item 6.                                                18-19

       Signatures                                                          20

                      PURETEC CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)

                                                                                 October 31,          July 31,
                                                                                     1997               1997
                                                                                 -----------        -----------
                                                                                          (Unaudited)
                                       ASSETS
                                       ------
CURRENT ASSETS:
       Cash and cash equivalents .........................................       $     4,661        $     6,745
       Accounts receivable, less allowance for doubtful accounts of $1,473
          as of October 31, 1997 and $1,154 as of July 31, 1997 ..........            42,538             56,736
       Inventories .......................................................            66,741             54,568
       Prepaid expenses and other current assets .........................             4,140              3,962
                                                                                 -----------        -----------
            TOTAL CURRENT ASSETS .........................................           118,080            122,011

PROPERTY, PLANT AND EQUIPMENT, net .......................................            89,177             88,367
GOODWILL, net of accumulated amortization of $7,467 and $6,660
       as of October 31, 1997 and July 31, 1997, respectively ............            88,065             90,192
OTHER INTANGIBLE ASSETS, net .............................................                36                 44
OTHER ASSETS, net ........................................................            11,121             11,209
                                                                                 -----------        -----------
            TOTAL ASSETS .................................................       $   306,479        $   311,823
                                                                                 ===========        ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------
CURRENT LIABILITIES:
       Short-term borrowings .............................................       $    41,930        $    38,665
       Accounts payable ..................................................            26,688             27,751
       Accrued plant closing and disposal costs ..........................               765              2,263
       Accrued expenses ..................................................            23,419             25,809
       Current portion of long-term debt .................................             6,023              7,363
                                                                                 -----------        -----------
            TOTAL CURRENT LIABILITIES ....................................            98,825            101,851

OTHER LONG-TERM LIABILITIES ..............................................             3,532              3,464
PENSION AND POSTRETIREMENT LIABILITIES ...................................             7,914              8,274
DEFERRED INCOME TAXES ....................................................             1,548              1,457
LONG-TERM DEBT ...........................................................           128,501            129,504
                                                                                 -----------        -----------
            TOTAL LIABILITIES ............................................           240,320            244,550

COMMITMENTS AND CONTINGENCIES (See Note 3)

MINORITY INTEREST ........................................................                71                 96


STOCKHOLDERS' EQUITY
     Common stock, $.01 par value 50,000,000 authorized; 31,605,707and
          31,574,199 shares issued; 31,272,374 and 31,240,866 outstanding
          at October 31, 1997 and July 31,1997, respectively .............               316                315
     Preferred stock, $.01 par value  1,000,000 authorized;
          and no shares issued and outstanding ...........................                --                 --
     Additional paid - in capital ........................................           132,940            132,520
     Accumulated Deficit .................................................           (63,708)           (61,462)
     Minimum pension liability ...........................................                --                 --
     Cumulative foreign currency translation adjustment ..................            (2,773)            (3,509)
     Treasury Stock ......................................................              (687)              (687)
                                                                                 -----------        -----------
            TOTAL STOCKHOLDERS' EQUITY ...................................            66,088             67,177
                                                                                 -----------        -----------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...................       $   306,479        $   311,823
                                                                                 ===========        ===========

                 See notes to consolidated financial statements

                      PURETEC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

                                                                            Three Months Ended
                                                                               October 31,
                                                                     --------------------------------
                                                                         1997                1996
                                                                     ------------        ------------
                                                                               (Unaudited)
NET SALES ....................................................       $     67,693        $     61,075
                                                                     ------------        ------------

COSTS AND EXPENSES:
       Cost of goods sold ....................................             53,556              48,971
       Selling, general and administrative ...................              9,156               7,800
       Amortization of intangible assets .....................                817               1,124
       Research and development ..............................                146                 158
                                                                     ------------        ------------
                                                                           63,675              58,053
                                                                     ------------        ------------

INCOME FROM OPERATIONS .......................................              4,018               3,022

OTHER EXPENSES (INCOME):
       Interest expense ......................................              4,445               4,364
       Debt issuance cost and discount amortization...........                483                 580
       Equity in loss of affiliates ..........................                369                  --
       Other, net ............................................                 30                 (14)
                                                                     ------------        ------------
                                                                            5,327               4,930
                                                                     ------------        ------------

LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY
       INTEREST AND INCOME TAXES .............................             (1,309)             (1,908)
       Provision  for income taxes ...........................                726                 547
                                                                     ------------        ------------

LOSS FROM CONTINUING OPERATIONS BEFORE
       MINORITY INTEREST .....................................             (2,035)             (2,455)

MINORITY INTEREST ............................................                 25                  --
                                                                     ------------        ------------

LOSS FROM CONTINUING OPERATIONS ..............................             (2,010)             (2,455)

DISCONTINUED OPERATIONS ......................................               (236)               (298)
                                                                     ------------        ------------


NET LOSS .....................................................       $     (2,246)       $     (2,753)
                                                                     ============        ============

LOSS PER COMMON SHARE:
          Loss from continuing operations ....................       $      (0.06)       $      (0.08)
          Loss from discontinued operations ..................              (0.01)              (0.01)
                                                                     ============        ============
       Net loss ..............................................       $      (0.07)       $      (0.09)
                                                                     ============        ============

WEIGHTED AVERAGE NUMBER OF COMMON
       SHARES OUTSTANDING ....................................         31,267,527          29,339,172
                                                                     ============        ============

                 See notes to consolidated financial statements

                      PURETEC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                   Three Months Ended
                                                                                       October 31,
                                                                                ------------------------
                                                                                  1997            1996
                                                                                --------        --------
                                                                                       (Unaudited)
NET CASH FLOWS FROM OPERATING ACTIVITIES:

Loss from continuing operations .........................................       $ (2,010)       $ (2,455)
Adjustments to reconcile net loss  to net cash
   used in operating activities from continuing operations:
          Depreciation and amortization .................................          3,501           4,081
          Loss on disposal of property and equipment ....................             --              (6)
          Bad debt allowance ............................................            316             433
          Deferred income tax benefit ...................................             --             (80)
          Minority interest in consolidated subsidiaries ................            (25)             --
          Changes in operating assets and liabilities net of
            effects from acquisition:
          (Increase) decrease in assets:
            Accounts receivable .........................................         12,166          12,875
            Accounts receivable factored ................................          2,087              --
            Inventories .................................................        (11,900)        (19,091)
            Prepaid expenses and other current assets ...................           (172)           (488)
            Other assets ................................................           (194)         (2,826)
          Increase (decrease) in liabilities:
            Accounts payable ............................................         (1,280)            338
            Accrued plant closing and disposal costs ....................         (1,498)           (382)
            Accrued expenses ............................................         (1,969)          2,772
            Other liabilities ...........................................           (610)         (1,009)
                                                                                --------        --------
NET CASH USED IN OPERATING ACTIVITIES
          FROM CONTINUING OPERATIONS ....................................         (1,588)         (5,838)

Loss from discontinued operations .......................................           (236)           (298)
                                                                                --------        --------
                NET CASH USED IN OPERATING ACTIVITIES
                    FROM DISCONTINUED OPERATIONS ........................           (236)           (298)
                                                                                --------        --------

NET CASH USED IN OPERATING ACTIVITIES ...................................         (1,824)         (6,136)
                                                                                --------        --------

                                                                    (Continued)


                 See notes to consolidated financial statements

                      PureTec Corporation and Subsidiaries
                      Consolidated Statement of Cash Flows
                             (Dollars in thousands)

                                                                                      Years Ended
                                                                                      October 31,
                                                                                  1997            1996
                                                                                --------        --------
                                                                                      (Unaudited)
NET CASH FLOWS FROM INVESTING ACTIVITIES:

    Additions to property, plant and equipment ..........................         (2,695)         (1,434)
    Purchase of net assets ..............................................             --              --
    Proceeds from the sale of property, plant, & equipment...............             50               6
                                                                                --------        --------
NET CASH USED IN INVESTING ACTIVITIES ...................................         (2,645)         (1,428)
                                                                                --------        --------

NET CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowing (repayments) under revolving credit
         facility and short-term borrowing, net .........................          3,265           4,366
    Proceeds from long-term debt ........................................            279              92
    Repayments of long-term debt ........................................         (1,340)         (1,547)
    Proceeds from warrant/option exercise ...............................             --               1

                                                                                --------        --------
NET CASH PROVIDED BY FINANCING ACTIVITIES ...............................          2,204           2,912
                                                                                --------        --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH .................................            181            (137)
                                                                                --------        --------

NET DECREASE IN CASH AND CASH EQUIVALENTS ...............................         (2,084)         (4,789)

CASH AND CASH EQUIVALENTS, beginning of the period ......................          6,745           5,995
                                                                                --------        --------

CASH AND CASH EQUIVALENTS, end of period ................................       $  4,661        $  1,206
                                                                                ========        ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest ...........................................................       $  1,924        $    826
     Income taxes .......................................................              2             233

Non cash transactions:
     Reduction of subordinated note regarding Dalen settlement ..........         (1,320)             --
     Adjustment of goodwill regarding Dalen settlement ..................          1,320              --


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

       Ozite Corporation, a wholly owned subsidiary ("Ozite") is the majority stockholder of Plastic Specialties and Technologies, Inc. ("PST") and a 100% shareholder of Burlington Resins, Inc. ("Burlington"). On June 27, 1997, PureTec completed a private placement offer for most of the stock of PST not already owned, in exchange for new unregistered shares of PureTec common stock that were privately placed by PureTec. Prior to the completion of the exchange offer, PureTec, through its ownership of Ozite, indirectly owned 82.7% of the outstanding common stock of PST. In the exchange offer, PureTec, through Ozite offered to exchange two new unregistered shares of PureTec common stock for each share of PST common stock validly tendered . In total, 1,117,515 shares, or 13.4%, of the PST common stock outstanding were accepted for exchange by Ozite in the private exchange offer. The transaction was accounted for as a step-acquisition by the Company, and resulted in an increase to goodwill of approximately $2,300. As of October 31, 1997, Ozite owned approximately 96% of the outstanding common stock of PST.

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

       The consolidated statement of operations for the three months ended October 31, 1996 have been restated for the effects of the discontinuance of the Styrex injection molding operation which occurred in August 1997 as disclosed in the Form 10-K for the year ended July 31, 1997.


2.     INTERIM FINANCIAL INFORMATION

       The consolidated balance sheet of the Company as of October 31, 1997, the consolidated statements of operations for the three month periods ended October 31, 1997 and 1996 and the consolidated statements of cash flows for the three months ended October 31, 1997 and 1996 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10- Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows have been included.

                      PURETEC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)


       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The July 31, 1997 balance sheet data is derived from the audited consolidated financial statements. The attached financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended July 31, 1997.


3.     COMMITMENTS AND CONTINGENCIES

       In June 1997, the Company filed suit against Occidental Chemical Corporation ("OxyChem"), alleging that certain postretirement benefit liabilities were substantially understated at the acquisition date, In August 1997, the Company and OxyChem agreed to settle this litigation. Pursuant to the terms of the settlement agreement, the Company has agreed to release OxyChem from any claim related to this liability in exchange for OxyChem's agreement to settle a $4 million subordinated term loan including accrued interest ("seller financing") for $3 million. A portion of the settlement has been accounted for as an adjustment to the purchase price, with the offset recorded against goodwill, with the remainder adjusting accrued interest based upon the seller financing. Settlement was paid in the first quarter of fiscal 1998.

       Ozite is also engaged in litigation in which it seeks damages from the former owner of Dalen, a discontinued segment of Ozite. In December 1987, Ozite commenced legal proceedings against the seller of Dalen, seeking monetary damages and other equitable relief from the seller for various misrepresentations made in its financial statements and other miscellaneous information presented on which Ozite elected to proceed with the purchase of such assets. The seller has counterclaimed for the enforcement of the seller's rights in the subject matter and for recovery of the balance of the purchase price in an amount approximately equal to $3,000 plus accrued interest, amounts claimed to be due under a consulting agreement, and punitive damages. Subsequent to July 31, 1997, the Dalen litigation has been settled. The settlement agreement with Dalen provided for Ozite to make two (2) payments of $500 each by October 15, 1997, and a payment for $2,250 by January 31, 1998. Interest accrues on the final payment of $2,250 from October 15, 1997, until it is paid at the rate of 8% per annum. Ozite has made the two (2) payments of $500 as of October 15, 1997. If Ozite fails to make the payment required on January 31, 1998 and such failure continues for 30 days after notice to Ozite, then following procedural steps, Ozite will be deemed to have confessed judgement on the amount due plus interest and the court will be free to pursue any available remedy in order to collect the amount due. Management believes that it has a number of alternatives available to finance the settlement payments to Dalen, and therefore it expects to be able to meet these final payment obligations by January 31, 1998. The Company has adjusted the previously established reserves for this litigation as the Company deems the settlement probable.

       Pursuant to the terms of the Exchange Agreement and 7% Subordinated Notes, upon the settlement of the Dalen litigation in excess of defined amounts, the Company has the ability to reclaim Exchange and Escrow shares or to reduce principal payments due on the 7% Subordinated Notes. The Dalen litigation was settled for approximately $2,800 in excess of the amount defined in the agreements. At October 31, 1997 the Company recorded the effect of the reduction of the principal amount of the 7% Subordinated Notes as a result of the final determination of the excess costs of the Dalen settlement. The principal amount of the 7% Notes was reduced by $2,555, and unamortized discount was reduced by $1,235 for a net reduction in the carrying value of the 7% Subordinated Notes of $1,320. The Company also recorded a $1,320 reduction of goodwill at October 31, 1997. As a result of these reductions, the amortization expense and the interest expense recognized in connection with goodwill and the 7% Subordinated Note will be reduced in the future.

       In January 1993 and 1994, the Company's Belgian subsidiary received income tax assessments aggregating

                      PURETEC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)


approximately $2,114 (75,247,000 Belgian Francs) for the disallowance of certain foreign tax credits and investment losses claimed for the years ended July 31, 1990 and 1991. Additionally, in January 1995, the subsidiary received an income tax assessment of approximately $902 (32,083,000 Belgian Francs) for the year ended July 31, 1992. Although the future outcome of these matters are uncertain, the Company believes that its tax position was appropriate and that the assessments are without merit. Therefore, the Company has appealed and has not paid or accrued for the assessments. Based on the advice of legal counsel in Belgium, the Company believes that the assessment appeals will be accepted by the tax authorities in Belgium, although there can be no assurance whether or when such appeals will be accepted.

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

       In May 1992, PST and all of its directors as of 1988, as well as K&B Liquidating Corp. (a former subsidiary of PST which is being liquidated) were named in two lawsuits filed in the Minnesota state courts. The plaintiffs are Douglass Hutchinson (since deceased) and James Czaja, both of whom were former employees of a former subsidiary of PST, Circuit Chemistry Manufacturing Corp. ("Circuit Chemistry"). The suits alleged several causes of action, all of which center upon a claim that PST and/or other defendants did not adequately disclose sufficient information to the plaintiffs in connection with the acquisition from the plaintiffs by PST of their 20% equity interest in Circuit Chemistry, and the termination of their employment agreements. The cases brought by Czaja and Hutchinson have been settled by PST. Previously, management had expected these cases to be litigated, and management had expected that PST would win these cases. Total settlement payments to the plaintiffs in connection with this settlement were $1,725 and have been paid out of the Company's working capital as of October 31, 1997

       During fiscal 1997, litigation relating to Ozite Mfg. with MDC Wallcoverings and Ashley Alsip was settled.


       Additionally, the Company is party to certain other litigations and environmental proceedings in the ordinary course of business, none of which it believes are likely to have a material adverse effect on its financial position or results of operations.

                      PURETEC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)


4.     INVENTORIES

                                                 October 31,          July 31,
                                                    1997                1997
                                                  --------            --------
                                                           (Unaudited)

               Raw materials and supplies         $ 21,849            $ 22,353
               Recycled material                       647                 779
               Work-in-process                       1,712               1,288
               Finished goods                       42,533              30,148
                                                  --------            --------
                                                  $ 66,741            $ 54,568
                                                  ========            ========

                      PURETEC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)


5.     INCOME TAXES

       The Company's tax provision for the periods ended October 31, 1997 and 1996 are primarily due to the Company's foreign operations. The tax provision does not reflect the expected 34% benefit based on existing federal tax rates due to the sizable operating losses experienced in its domestic operations. The Company has not anticipated the tax benefits of such losses as it is more likely than not that such deferred tax asset would not be realizable at this time. Information with respect to net operating losses is as reported in Note 12 of the Company's Form 10-K for the year ended July 31, 1997.


6.     STYREX AND DISCONTINUED OPERATIONS

       Styrex Industries, Inc. ("Styrex") was a wholly owned subsidiary of the Company engaged in thermoplastic and injection molding operations. In August 1997, the operations of Styrex were sold for cash. Accordingly, operating results for Styrex have been shown as a discontinued operation within the consolidated statement of operations for the period ending October 31, 1996. Net sales for this operation were $4,885 for the period ended October 31, 1996. The net loss for this operation of $298 for the three months ending October 31, 1996 was also included within discontinued operations. The measurement date for this discontinued operation was April 30, 1997. The Company has accrued $656 for various liabilities related to the closing of this operation, which are included in accrued expenses. The net assets of Styrex are included in prepaid expenses and other current assets at July 31, 1997. In addition, for the three months ended October 31, 1997, the Company recorded a loss of $236 within discontinued operations related to the Circuit Chemistry lawsuit settlement (See Note 3).

                      PURETEC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)



                                     PART I
                              FINANCIAL INFORMATION
                  (Dollars in thousands, except per share data)

Item 1.        FINANCIAL STATEMENTS

               See pages 3 through 9

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations

        The following table sets forth the percentage of net sales of the Company represented by the components of income and expense for the three month periods endd October 31, 1997 and 1996:

                                                           1997          1996
                                                           ----          ----

Net sales .........................................       100.0%        100.0%
Cost of goods sold ................................       (79.1)        (80.2)
                                                          -----         -----
Gross profit ......................................        20.9          19.8
Selling, general and administrative expenses.......       (13.5)        (12.8)
Amortization of intangible assets .................        (1.2)         (1.8)
Research and development ..........................        (0.2)         (0.2)
                                                          -----         -----

Income from operations ............................         6.0           5.0

Interest expense ..................................        (6.6)         (7.1)
Debt issuance cost and discount amortization ......        (0.7)         (1.0)
Equity in loss of affiliates ......................        (0.6)
Other, net ........................................        (0.0)         (0.0)
                                                          -----         -----
Loss from continuing operations
    before minority interest and income taxes .....        (1.9)         (3.1)
Provision for income taxes ........................        (1.1)         (0.9)
                                                          -----         -----
Loss from continuing operations before
    minority interest .............................        (3.0)         (4.0)
Minority interest .................................          --            --
                                                          -----         -----
Loss from continuing operations ...................        (3.0)         (4.0)
Discontinued operations ...........................        (0.3)         (0.5)

                                                          -----         -----
Net loss ..........................................        (3.3)%        (4.5)%
                                                          =====         =====

                      PURETEC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)


Three months ended October 31, 1997 vs. Three months ended October 31, 1996:

        Net sales from continuing operations in the three month period ended October 31, 1997 were $67,693 compared to $61,075 in the three month period ended October 31, 1996. The increase is mainly attributable to increases in sales volume for specialty resins, recycled plastics, and garden hose

        Gross profit for the three months ended October 31, 1997 was $14,137, an increase of $2,033, (16.8 %) compared to a gross profit of $12,104 for the three months ended October 31, 1996. Gross profit as a percentage of sales increased to 20.9% from 19.8% for the same period. Gross profit was favorably affected primarily as a result of the increased sales volume as mentioned above as well as improved manufacturing efficiencies.

        Selling, general and administrative expenses for the three months ended October 31, 1997 were $9,156, a $1,356 (21.2%) increase compared to the three months ended October 31, 1996. As a percentage of net sales, these expenses increased to 13.5% from 12.8%. The increase is primarily a result of the reversal of certain previously accrued expenses in the first quarter of 1996 including management compensation.

        Operating income for the three months ended October 31, 1997 and 1996 was $4,018 and $3,022, respectively. The $996 increase in operating income is primarily attributable to increased sales volumes, partly offset by higher cost of goods sold and higher selling, general and administrative expenses. Additionally, this increase in operating income was partially offset by startup expenses at the Company's new plant in Northern Ireland.

        Interest expense for the three month period ended October 31, 1997 was $4,445, an $81 increase compared to the three months ended October 31, 1996, respectively.

        The income tax provisions for the three months ended October 31, 1997 and 1996 is comprised of foreign tax provisions of $726 and $547, respectively.

        The Company had a loss from continuing operations for the three month period ended October 31, 1997 and 1996 of $2,010 and $2,455, respectively.

        As mentioned in Note 6, the Company completed the sale of its Styrex injection molding operation. Accordingly, the Company has included a loss of $298 relating to this operation for the three months ended October 31, 1996, respectively, within discontinued operations. For the three months ended October 31, 1997 the Company recorded a loss of $236 within discontinued operations related to the Circuit Chemistry lawsuit settlement (See Note 3).


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

        Cash and cash equivalents decreased $2,084 for the three months ended October 31, 1997 compared to a $4,789 decrease for the three months ended October 31, 1996. The changes for these periods were attributable to the factors discussed below.

        The Company had working capital of approximately $19,255 at October 31, 1997 compared to working capital of approximately $20,160 at July 31, 1997. The decrease in working capital is attributable to an increase in short term borrowings of $3,265, a decrease in accounts receivable of $14,198 partially offset by increases in inventory ($12,173), lower accrued expenses of $2,390 and lower accrued plant closing costs of $1,498.

        Net cash used in operating activities was approximately $1,824 for the three months ended October 31, 1997. The change was due principally to an increase in inventory of $11,900, partly offset by an increase in accounts receivable of $12,166. Net cash used in investing activities was approximately $2,645 and $1,428 for the three months ended October 31, 1997 and 1996, respectively. Cash flows from financing activities were approximately $2,204 for the three months ended October 31, 1997, which included a $3,265 increase in short term borrowings. For the three months ended October 31, 1996, net cash provided from financing activities was approximately $2,912 which included a $4,366 increase in short-term borrowings and repayments of long-term debt of $1,547.

        The Company's businesses are relatively stable and mature and do not generally require significant ongoing additions to plant and equipment. Capital expenditures for the three month period ended October 31, 1997 and 1996 were $2,695 and $1,434, respectively.


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

        At October 31, 1997 and July 31, 1997, short-term borrowings include revolving credit advances of $37,338 and $36,772, respectively, under the Amended Agreement and $2,087 of factored receivables at July 31, 1997. There were no factored receivables outstanding as of October 31, 1997.

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

        On August 16, 1995, in connection with its acquisition of the Burlington, New Jersey facility, the Company's Burlington Resins, Inc. subsidiary has entered into a revolving credit facility with a Commercial Bank for up to $5,500 based on levels of inventory and accounts receivable. Interest on this facility is the prime rate plus 1.25%. The prime rate as of October 31, 1997 was 8.5%. At October 31, 1997 and July 31, 1997 there was $4,592 and $1,893, respectively, outstanding on this loan. The Company has also received a term loan from the Commercial Bank in the principal amount of $5,500. This term loan is payable in 28 quarterly installments of approximately $196 plus interest accrued at the prime rate plus 1.25%. At October 31, 1997 and July 31, 1997 there was $3,620 and $3,341, respectively, outstanding on this term loan. The Commercial Bank agreement contains covenants, the most restrictive of which are the maintenance of certain financial ratios, prohibition of the incurrence of additional indebtedness, the payment of dividends, certain related party transactions and limitations on capital expenditures. The loans are secured by the property, plant and equipment, accounts receivable and inventory of Burlington Resins, Inc. As the Company intends to repay the borrowings outstanding under the Agreement during 1998, the entire amount has been classified in current portion of long-term debt at October 31, 1997. The Company also had a term loan provided by Occidental Chemical Corporation. This loan is subordinated to the Commercial Bank debt. This loan was repaid during the first quarter of fiscal 1998.

        Concurrently with execution of the Merger Agreement (as discussed in Note 1), Tekni-Plex purchased a Convertible Note issued by PureTec in the amount of $5 million. The loan will assist PureTec and PST in meeting expected cash requirements in the period prior to completion of the Merger. The Convertible Note bears interest at 13% and is convertible at any time following the 60th day after any termination of the Agreement into a number of shares of Common Stock sufficient to retire the principal amount of the Note plus accrued interest or in any event at a base conversion rate of one share of Common Stock per $2.72 of obligations owed under the Note. The Company is required to file a

                      PURETEC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)


registration statement with respect to the Common Stock issuable upon conversion promptly following a termination of the Merger Agreement. The Convertible Note matures on September 30, 1998. The Convertible Note is subject to prepayment by the Company in cash at any time, and contains covenants and events of default customary for a debt instrument of this type.


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

        In October 1997, the Company settled a lawsuit pertaining to Circuit Chemistry, a discontinued operation. Total settlement payments were $1,725 as of October 31, 1997. Additionally, in October 1997, in accordance with the Dalen litigation settlement, Ozite Corp. made two (2) payments of $500 each. These payments were made out of the Company's current working capital. Management believes that it has a number of alternatives available to finance the final settlement payment of $2,250 related to Dalen by January 31, 1998.


Inflation

        Generally, the Company's operations have benefited from relatively stable or declining prices for raw materials. During fiscal 1998, the Company has benefited domestically from declining raw material costs. In the event significant inflationary trends were to resume, management believes that the Company will generally be able to offset the effects thereof through continuing improvements in operating efficiencies and increasing prices, to the extent permitted by competitive factors. However, there can be no assurance that all such cost increases can be passed through to customers.

                                     PART II
                                OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS

        In June 1997, the Company filed suit against Occidental Chemical Corporation ("OxyChem"), alleging that certain postretirement benefit liabilities were substantially understated at the acquisition date. In August 1997, the Company and OxyChem agreed to settle this litigation. Pursuant to the terms of the settlement agreement, the Company has agreed to release OxyChem from any claim related to this liability in exchange for OxyChem's agreement to settle a $4 million subordinated term loan including accrued interest ("seller financing") for $3 million. A portion of the settlement has been accounted for as an adjustment to the purchase price, with the offset recorded against goodwill, with the remainder adjusting accrued interest based upon the seller financing.

        Ozite was also engaged in litigation in which it seeks damages from the former owner of Dalen, a discontinued segment of Ozite. In December 1987, Ozite commenced legal proceedings against the seller of Dalen, seeking monetary damages and other equitable relief from the seller for various misrepresentations made in its financial statements and other miscellaneous information presented on which Ozite elected to proceed with the purchase of such assets. The seller has counterclaimed for the enforcement of the seller's rights in the subject matter and for recovery of the balance of the purchase price in an amount approximately equal to $3,000 plus accrued interest, amounts claimed to be due under a consulting agreement, and punitive damages. Subsequent to July 31, 1997, the Dalen litigation has been settled. The settlement agreement with Dalen provided for Ozite to make two (2) payments of $500 each by October 15, 1997, and a payment for $2,250 by January 31, 1998. Interest accrues on the final payment of $2,250 from October 15, 1997, until it is paid at the rate of 8% per annum. Ozite has made the two (2) payments of $500 as of October 15, 1997. If Ozite fails to make the payment required on January 31, 1998 and such failure continues for 30 days after notice to Ozite, then following procedural steps, Ozite will be deemed to have confessed judgement on the amount due plus interest and the court will be free to pursue any available remedy in order to collect the amount due. Management believes that it has a number of alternatives available to finance the settlement payments to Dalen, and therefore it expects to be able to meet these final payment obligations by January 31, 1998. The Company has adjusted the previously established reserves for this litigation as the Company deems the settlement probable.

        Pursuant to the terms of the Exchange Agreement and 7% Subordinated Notes, upon the settlement of the Dalen litigation in excess of defined amounts, the Company has the ability to reclaim Exchange and Escrow shares or to reduce principal payments due on the 7% Subordinated Notes. The Dalen litigation was settled for approximately $2,800 in excess of the amount defined in the agreements. At October 31, 1997 the Company recorded the effect of the reduction of the principal amount of the 7% Subordinated Notes as a result of the final determination of the excess costs of the Dalen settlement. The principal amount of the 7% Notes was reduced by $2,555, and unamortized discount was reduced by

$1,235 for a net reduction in the carrying value of the 7% Subordinated Notes of $1,320. The Company also recorded a $1,320 reduction of goodwill at October 31, 1997. As a result of these reductions, the amortization expense and the interest expense recognized in connection with goodwill and the 7% Subordinated Note will be reduced in the future.

        In January 1993 and 1994, the Company's Belgian subsidiary received income tax assessments aggregating approximately $2,114 (75,247,000 Belgian Francs) for the disallowance of certain foreign tax credits and investment losses claimed for the years ended July 31, 1990 and 1991. Additionally, in January 1995, the subsidiary received an income tax assessment of approximately $902 (32,083,000 Belgian Francs) for the year ended July 31, 1992. Although the future outcome of these matters are uncertain, the Company believes that its tax position was appropriate and that the assessments are without merit. Therefore, the Company has appealed and has not paid or accrued for the assessments. Based on the advice of legal counsel in Belgium, the Company believes that the assessment appeals will be accepted by the tax authorities in Belgium, although there can be no assurance whether or when such appeals will be accepted.

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

        In May 1992, PST and all of its directors as of 1988, as well as K&B Liquidating Corp. (a former subsidiary of PST which is being liquidated) were named in two lawsuits filed in the Minnesota state courts. The plaintiffs are Douglass Hutchinson (since deceased) and James Czaja, both of whom were former employees of a former subsidiary of PST, Circuit Chemistry Manufacturing Corp. ("Circuit Chemistry"). The suits alleged several causes of action, all of which center upon a claim that PST and/or other defendants did not adequately disclose sufficient information to the plaintiffs in connection with the acquisition from the plaintiffs by PST of their 20% equity interest in Circuit Chemistry, and the termination of their employment agreements. The cases brought by Czaja and Hutchinson have been settled by PST with the settlement recorded by the Company in the year ended July 31, 1997. Previously, management had expected these cases to be litigated, and management had expected that PST would win these cases. Total settlement payments to the plaintiffs in connection with this settlement were $1,725 and have been paid out of the Company's working capital as of October 31, 1997.

        During fiscal 1997, litigation relating to Ozite Mfg. with MDC Wallcoverings and Ashley Alsip was settled.

        The Company is party to certain litigation and environmental proceedings in the ordinary course of business, none of which it believes are likely to have a material adverse effect on its financial position or results of operations

Item 2.      CHANGES IN SECURITIES:                         None

Item 3.      DEFAULT UPON SENIOR SECURITIES:                None

Item 4.      SUBMISSION OF MATTERS TO A VOTE

             OF SECURITY HOLDERS:                           None

Item 5.      OTHER INFORMATION:                             None

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K:

             Exhibit 27.   Financial Data Schedule

             Exhibit 99 Form S-3, dated November 19, 1997 incorporated by reference to Registration Statement No. 33-66338).

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      PURETEC CORPORATION

                      By:          /s/ Thomas V. Gilboy
                         ---------------------------------------
                      Thomas V. Gilboy
                      Chief Financial Officer and Vice President


Dated:  December 12, 1997