Form 10-K/A
period 1997-07-31
PURETEC CORP
filed 1998-01-14
CIK 928451

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                FORM 10-K/A-2

                  --------------------------------------------


                       AMENDMENT TO APPLICATION OR REPORT
                  FiledPursuant to Section 12, 15, or 15(d) of
                       THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-26508


                               PURETEC CORPORATION
             (Exact name of registrant as specified in its charter)

        DELAWARE                                       22-3376449
(State of Incorporation)                  (I.R.S. Employer Identification No.)

                65 Railroad Avenue, Ridgefield, New Jersey 07657
              (Address of principal executive offices and zip code)

                                 (201) 941-6550
              (Registrant's telephone number, including area code)

                                 AMENDMENT NO. 2
                                  TO FORM 10-K


         The undersigned registrant hereby amends the following items and exhibits of its Annual Report on Form 10-K for the Year Ended July 31, 1997, as set forth in the pages attached hereto.


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 PURETEC CORPORATION
                                          (Registrant)

                                 By /s/ Thomas V. Gilboy
                                   ---------------------------------
                                   Thomas V. Gilboy
                                   Chief Financial Officer and Vice President


Date: January 14, 1998

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


         The Company's operations consist of two manufacturing categories, "Plastic Products," with approximately 60% of total sales; and "Plastic Materials," with approximately 40% of total sales. The Company's major product lines are listed below, with the manufacturing division names in parenthesis:


        Plastic Products                         Plastic Materials
        ----------------                         -----------------

Garden Hose (Colorite Plastics)           Medical-grade Vinyl Compounds
                                            (Colorite Polymers)

Medical Tubing (Plastron)                 Specialty Vinyl Polymers (Colorite
                                            Polymers; Cybertech Polymers)

Specialty Tubing & Gaskets (Action        Recycled Plastics (Pure Tech Plastics)
  Technology; American Gasket & Rubber)


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


         The garden hose business is included in the plastic products segment of the Company's operations (See Note 15).


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


         The medical tubing business is included within the plastic products segment of the Company's operations (See Note 15).


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


         Order backlogs at July 31, 1997 and 1996 pertaining to the Company's Action division were $11,860,000 and $11,202,000, respectively.


         The specialty tubing and gaskets business is included within the plastic products segment of the Company's operations (See Note 15).


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


         The medical-grade vinyl compounds business is included within the plastic materials segment of the Company's operations (See Note 15).


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


         The specialty vinyl polymers business is included within the plastic materials segment of the Company's operations (See Note 15).


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

         Raw materials used by the Pure Tech Plastics division consist mostly of post-consumer soft drink bottles. This raw material is purchased from various suppliers who obtain bottles in states with "deposit laws," or who conduct curbside pickup operations. Pure Tech Plastics competes with other recycling facilities both to obtain materials for recycling and to sell recycled materials to manufacturers. Competition for supplies of recyclable material is based upon price and promptness of service in collecting or accepting material. Competition for sales of recycled material is based on price and consistency of quality.

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


         This line of business comprises the recycling segment of the Company's operations (See Note 15).


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

         As of September 30, 1997, PureTec Corporation owned approximately 96.1% of the outstanding common stock of PST, and 100% of Burlington Resins, Inc. The following chart shows PureTec's principal divisions and subsidiaries and their primary business function:

                -------------------
                PureTec Corporation
                -------------------

                         |
                -------------------
                 Ozite Corporation
                     (inactive)
                -------------------
                         |
                  ---------------------------------------------
                 |                                             |
----------------------------------------                       |
Plastic Specialties & Technologies, Inc.                       |
----------------------------------------                       |
 |                                                             |
 |--Action Technology (Specialty Tubing)                       |
 |                                                             |
 |   --------------------------------------------------------- |
 |---Action Technology Belgium NV (Medical & Specialty Tubing) |
 |   --------------------------------------------------------- |
 |                                                             |
 |   --------------------------------------------------------- |
 |---Action Technology Italia SpA (Specialty Tubing & Gaskets) |
 |   --------------------------------------------------------- |
 |                                                             |
 |  -- American Gasket & Rubber (Dispenser Gaskets)            |
 |                                                             |
 |  -- Plastron (Medical Tubing)                               |
 |                                                             |
 |-- Colorite Plastics (Home & Garden Products)                |
 |                                                             |
 |-- Colorite Polymers (Vinyl Polymers)                        |
 |                                                             |
 |  -- Unichem Products (Medical-grade Compounds)              |
 |                                                             |
 |   ----------------------------------------------            |
 |---Colorite Europe, LTD (Medical-grade Compounds)            |
 |   ----------------------------------------------            |
 |                                                             |
 |  -- Cybertech Polymers (Vinyl Compounds)                    |
 |                                                             |
 |   ------------------------------------------                |
 |   Burlington Resins (Specialty Vinyl Resins)----------------
 |   ------------------------------------------
 |
 |--Pure Tech Plastics (Recycled PET)



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

         Operating income for fiscal 1996 was $20,868 (6.4% of net sales) as compared to an operating loss of $6,284 for fiscal 1995.

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


         The Company had working capital of approximately $20,160 at July 31, 1997 compared to working capital of approximately $21,744 at July 31, 1996. The decrease in working capital is attributable to an increase in short term borrowings of $18,495 partially offset by increases in inventory ($13,165), accounts receivable($3,061), and lower accounts payable of $1,223. The inventory increase is a result of lower garden hose sales primarily due to a late selling season for garden hose.


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


         At July 31, 1997, the Company was not in compliance with certain of the covenants of the Amended Agreement, including the requirement to reduce borrowing to $20 million and the limitation on capital expenditures. The CLC has provided a waiver of this non-compliance as of July 31, 1997. The waiver is effective until the end of the Company's fiscal year ending 1998. The lack of compliance is a one time event, and once it has occurred, and is waived, the issue does not need to be addressed again until the end of the next fiscal year.


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

         The Merger is further subject to the receipt by Tekni-Plex of sufficient financing to pay for the Company shares, purchase the PST Notes tendered in the tender offer, and fund all other cash requirements of the Merger. TekniPlex has received commitments from Morgan Guaranty Trust Company of New York to provide senior bank financing and subordinated bridge loans in an aggregate amount which the parties believe will be sufficient to complete the Merger, subject to a number of conditions.

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


Year 2000 Issues



         The Company has developed action plans for addressing "Year 2000" issues in the computer systems of the majority of its operating divisions. At this point in time, the review of computer systems at all operating divisions is not complete. Management does not believe that the year 2000 exposure is a material item, particularly considering that most of the application programs used by the Company do not perform a substantial amount of "date sensitive" functions. Nonetheless, some minor costs will be incurred to remedy these weaknesses in these computer systems. Computer systems at some smaller divisions may be replaced completely. The one major system that has been evaluated will require some adjustments, and the costs to make these adjustments will be in the range of $100,000 - $200,000. An evaluation of all the alternatives available to the Company has not yet been completed.

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


Compliance With Section 16(a) of the Exchange Act



         Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership. Officers, directors and greater than 10% stockholders are required to furnish the Company with copies of all Section 16(a) forms they file. The Company believes that its officers, directors, and greater than 10% beneficial owners complied with all applicable filing requirements.


Item 11.          EXECUTIVE COMPENSATION

                                            SUMMARY COMPENSATION TABLE



Name and                             Fiscal                                              Stock                All Other
Principal Position                     Year           Salary            Bonus          Options              Compensation (1)
Fred W. Broling                        1997         $250,000         $250,000          100,000                 $ 5,192
Chairman and Chief                     1996          259,216          125,000          100,000                   5,010
Executive Officer                      1995          263,446          250,000              ---                  11,232


David C. Katz                          1997          165,000          165,000          100,000                   4,362
President, Chief Operating             1996          152,385           75,000              ---                   4,854
Officer, Director                      1995          130,000          150,000           50,000                     ---


Leo Gans                               1997          186,000          249,240           50,000                   5,192
Vice President, Director,              1996          187,042          166,500          100,000                   5,132
President of Action                    1995          186,582          236,000              ---                   9,987
Technologies

Thomas V. Gilboy                       1997          176,000          176,000          100,000                   5,192
Vice President, Treasurer &            1996           31,067           40,000          100,000                      --
Chief Financial Officer                1995               --               --               --                      --



Robert E. Brookman, Ph.D.              1997          197,000           73,100           50,000                   5,192
President - Colorite                   1996          191,582           49,454           50,000                   4,992
Polymers Division                      1995          190,703           99,000              ---                   4,992



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


               Aggregated Option/SAR Exercises in Last Fiscal Year
                          and FY-End Option/SAR Values


                                                                                        Number of
                                                                                       Securities               Value of
                                                                                       Underlying            Unexercised
                                                                                      Unexercised           In-the-Money
                                                                                  Options/SARs at        Options/SARs at
                                                                                           FY-End                 FY-end

                                       Shares Acquired                               Exercisable/           Exercisable/
Name                                     on Exercise           Value Realized        Unexercisable          Unexercisable
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

                                                PENSION PLAN TABLE

                                                          Years of service
                           -----------------------------------------------------------------------------
Remuneration                   15               20                25                30              35
------------               ----------       ---------         ----------        ----------        ------

$100,000                   $15,000          $20,000           $25,000           $30,000          $35,000
 125,000                    18,740           25,000            31,250            37,500           43,750
 150,000 or more            22,500           30,000            37,500            45,000           52,500


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

Severance Arrangements



         The Company adopted, subject to negotiation of final documentation with Tekni-Plex concerning such arrangements, a severance payment plan (the "Severance Plan") that will become effective at the effective time of the Merger (the "Effective Time") pursuant to which domestic salaried employees of the Company and its subsidiaries, including the executive officers of the Company, may receive separation benefits.

Under the Severance Plan, any domestic salaried employee (including an executive officer) whose employment is terminated as a result of restructuring changes within one year from the Effective Time (unless the employee is a party at that time to a separate agreement with the Company that provides for the payment of a greater amount) is eligible to receive a severance payment. In order to receive a severance payment, the employee must continue his or her employment through a separation date to be determined by the Company, and sign a release of any claim that he or she may have against the Company or Tekni-Plex or both. The amount of the payment will be based upon the employee's length of service, position responsibility and current base salary, and will be calculated at one week of pay per year of service, but shall not be less than a prescribed number of weeks depending on position title (that is, 52 weeks for the Chief Executive Officer of the Company (the "CEO"), 26 weeks for the Chief Operating Officer, the Chief Financial Officer, The Corporate Secretary, the President and any
Vice President of the Company, 20 weeks for any director or general manager of the Company and between 4 and 16 weeks for other domestic salaried employees of the Company).




          Thomas V. Gilboy, the Chief Financial Officer of the Company has a separate severance agreement with the Company that provides for severance payments in a greater amount than is provided for by the the Severance Plan. Mr. Gilboy's agreement with the Company, which expires in May 1998, provides that he shall receive 52 weeks of severance pay, based on current salary plus a bonus, if he is terminated for any reason other than cause.



Stay Bonus and Consulting Arrangements




          To provide for a successful transition of the Company's ownership, the Company intends to adopt, prior to the Effective Time, a stay bonus program covering up to 10 officers and employees of the Company and its subsidiaries (the "Participating Employees") exclusive of the Chief Executive Officer of the Company (the "CEO"). If adopted, the stay bonus program shall be adopted pursuant to documentation satisfactory to each of Tekni-Plex and the Company and shall provide for (i) the payment of up to $800,000 in the aggregate in a lump sum to Participating Employees who remain employed by the Company and its subsidiaries through the 45th day following the Merger (unless earlier terminated by Tekni-Plex not for cause) and (ii) the payment of up to $400,000 to the CEO if such CEO remains employed by the Company until the Merger. In addition, the CEO shall be entitled to $150,000 per annum pursuant to and in accordance with a consulting agreement between the CEO and the Company. It shall be a condition of each Participating Employee's right to receive a stay bonus pursuant to the program that such employee not be terminated for cause, that such employee shall discharge his assigned duties, that such employee shall at all times promote the interests of the Company and the harmonious transition of ownership thereof, and that such employee sign a general release of all claims, as of such date, against the Company and its subsidiaries.

                                Index To Exhibits

Number   Exhibit

2.1 Agreement and Plan of Merger dated as of November 11, 1997 among PureTec Corporation, Plastic Specialties & Technologies, Inc., Tekni-Plex, Inc. And P.T. Holding, Inc.
3.1 Certificate of Incorporation (incorporated by reference from Exhibit 3(a) of the Company's registration statement on Form S-4, file no. 33 - 82768).
3.2 By-laws (incorporated by reference from Exhibit 3(b) of the Company's registration statement on Form S-4, file no. 33 - 82768).
3.3      Certificate of Amendment of Certificate of Incorporation dated July 26,
         1995
3.4      Certificate of Amendment of Certificate of Incorporation dated May 1,
         1996
4.1 Form of Indenture between Plastic Specialties and Technologies, Inc. and First Fidelity Bank, NA Pennsylvania, as Trustee, relating to the Senior Secured Notes of Plastic Specialties and Technologies, Inc. due 2003 (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to Registration Statement of Plastic Specialties and Technologies, Inc. on Form S-1 (No. 33-66338) filed November 8, 1993).
4.2      Form of Specimen Senior Secured Note (incorporated by reference from
         Exhibit 4.10 of Amendment No. 2 to PST's registration statement on Form

         S-1, file no. 34-11686).
4.3 Form of 13% Convertible Senior Note among PureTec Corporation and Tekni-Plex, Inc. dated November 11, 1997.
10.1 Agreement and Plan of Merger, dated July 6, 1994 by and among PTI, the Company, Pure Tech Newco (PTI), Inc., Pure Tech Newco (Ozite), Inc., and Ozite (incorporated by reference from PTI's report on Form 8-K, filed with the Commission on July 13, 1994) and Amendments Nos. 1 to 4 thereto (incorporated by reference from Exhibit 2(a) of the Company's registration statement on Form S-4, file no. 33 - 82768).
10.2 Form of Amended and Restated Senior Loan Agreement dated as of November 8, 1993 between PST and General Electric Capital Corporation, as agent and lender (incorporated by reference from Exhibit 10.3 of Ozite's Annual Report on Form 10-K for the fiscal year ended July 31, 1993).
10.3 Plastic Specialties and Technologies, Inc. and Affiliates Pension Plan, Amended and Restated Effective as of January 1, 1985 (incorporated by reference from Exhibit 10.18 of PST's registration statement on Form S-1, no. 34-11686).
10.4 1995 Stock Option Plan (incorporated by reference from Exhibit 10(s) of the Company's registration statement on Form S-4, file no. 33 - 82768).
10.5 1995 Disinterested Directors' Stock Option Plan (incorporated by reference from Exhibit 10(u) of the Company's registration statement on Form S-4, file no. 33 - 82768).
10.6 Asset Transfer Agreement dated September 29, 1994 by and between Occidental Chemical Corporation, as amended October 5, 1994, October 14, 1994, May 24, 1995, and August 18, 1995 (incorporated by reference from Exhibit 2 of the Company's current report on Form 8-K filed September 1, 1995).
10.7 Demand Note dated May 20, 1988 between Peter R. Harvey and Plastic Specialties and Technologies, Inc.
10.8 Lease, dated June 1989, between Richard C. Lauer and Roy I. Anderson, as lessor, and PST, as lessee, re: 19555 East Arenth Avenue, Industry California (incorporated by reference from Exhibit 28.1 of PST's quarterly report on Form 10-Q for the fiscal quarter ended October 31,
         1992).
10.9 Lease, dated September 23, 1991, between E.T. Herman and Jane D. Herman 1978 Living Trust, as lessor, and the Colorite Plastics Division of PST, as lessee, re: 909 East Glendale Avenue, Sparks, Nevada (incorporated by reference from Exhibit 28.1 of PST's quarterly report on Form 10-Q for the fiscal quarter ended October 31, 1992).
10.10 Lease, dated January 1, 1993, between OHR Realty Corporation, as lessor, and PST, as lessee, re: Piscataway, New Jersey (incorporated by reference from Exhibit 28.1 of PST's quarterly report on Form 10-Q for the fiscal quarter ended October 1992).
10.11 Lease, dated April 24, 1972, between Pacific Western Warehouse, Inc. and Dark Industries, Inc. (assigned by Dart Industries, Inc. to PST) (incorporated by reference from Exhibit 10.8 to PST's registration statement on Form S-1, file no. 33-11686).
10.12 Credit Agreement among Burlington Resins, Inc. And Texas Commerce Bank National Association dated August 18, 1995.
10.13 Receivable Purchase Program Agreement between General Electric Capital Corporation and Plastic Specialties and Technologies, Inc. dated January 31, 1997 (incorporated by reference from Exhibit 10.12 to Annual Report of PST (No. 34-11686) on Form 10-K/A for fiscal year ended July 31, 1997).

10.14 Senior Loan Agreement dated as of December 30, 1992 between PST, as borrower, General Electric Capital Corporation, as agent and lender, and certain participating lenders (the "GECC Senior Loan Agreement"); incorporated by reference from Exhibit 10.24 to Annual Report on Form 10-K of PST for the fiscal year ended July 31, 1992.
10.15 Amendment No. 2 dated July 7, 1993 to the GECC Senior Loan Agreement (incorporated by reference from Exhibit 10.9 to Registration Statement of PST on Form S-1 (No. 33-66338)).
10.16 Amendment No. 3 dated October 8, 1993 to the GECC Senior Loan Agreement (incorporated by reference from Exhibit 10.10 to Amendment No. 1 to Registration Statement of PST on Form S-1 (No. 33-66338)).
10.17 Amendment No. 4 dated January 31, 1997 to the GECC Senior Loan Agreement (incorporated by reference from Exhibit 10.11 to Annual Report on Form 10-K/A of PST for year ended July 31, 1997 (No. 34 - 11686)).


10.18 Employment contract dated April 23, 1996 between PureTech International, Inc. and Thomas V. Gilboy



10.19 Summary Plan Description: Severance pay plan for domestic, salaried, non-corporate office employees terminated as a result of restructuring


21       List of subsidiaries
23.1 Consent of Deloitte & Touche LLP with respect to Registration Statment No. 33-98266 on Form S-8 and Registration Statement No. 33-98190 on Form S-3.
23.2 Consent of Holtz Rubenstein & Co., LLP with respect to Registration Statement No. 33-98190 on Form S-3.
27       Financial Data Schedule
99       Form 8-K, dated June 30, 1997.