Form 10-Q/A
period 1997-10-31
PURETEC CORP
filed 1998-01-14
CIK 928451

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q/A

                  --------------------------------------------

                       AMENDMENT TO APPLICATION OR REPORT
                  Filed Pursuant to Section 12, 15, or 15(d) of
                       THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-26508

                               PURETEC CORPORATION
                               -------------------
             (Exact name of registrant as specified in its charter)

        DELAWARE                                      22-3376449
 -----------------------                  ------------------------------------
(State of Incorporation)                  (I.R.S. Employer Identification No.)

                65 Railroad Avenue, Ridgefield, New Jersey 07657
                ------------------------------------------------
              (Address of principal executive offices and zip code)

                                 (201) 941-6550
                                 --------------
              (Registrant's telephone number, including area code)

                                 AMENDMENT NO. 1
                                  TO FORM 10-Q

         The undersigned registrant hereby amends the following items of its Quarterly Report on Form 10-Q for the Quarter Ended October 31, 1997, as set forth in the pages attached hereto.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PURETEC CORPORATION
                                          (Registrant)

                                   By    /s/ Thomas V. Gilboy
                                      ------------------------
                                      Thomas V. Gilboy
                                      Chief Financial Officer and Vice President

Date: January 14, 1998

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATION

Results of Operations

         The following table sets forth the percentage of net sales of the Company represented by the components of income and expense for the three month periods ended October 31, 1997 and 1996:

                                                       1997               1996
                                                       ----               ----

Net sales..........................................   100.0%             100.0%
Cost of goods sold.................................   (79.1)             (80.2)
                                                      ------             ------
Gross profit.......................................    20.9               19.8
Selling, general and administrative expenses.......   (13.5)             (12.8)
Amortization of intangible assets..................    (1.2)              (1.8)
Research and development...........................    (0.2)              (0.2)
                                                      ------              -----

Income from operations.............................     6.0                5.0

Interest expense...................................    (6.6)              (7.1)
Debt issuance cost and discount amortization...        (0.7)              (1.0)
Equity in loss of affiliates.......................    (0.6)
Other, net.........................................    (0.0)              (0.0)
                                                      ------             ------
Loss from continuing operations
    before minority interest and income taxes......    (1.9)              (3.1)
Provision for income taxes.........................    (1.1)             ( 0.9)
                                                      ------             ------
Loss from continuing operations before
    minority interest..............................    (3.0)              (4.0)
Minority interest..................................   ------             ------
                                                      ------             ------
Loss from continuing operations....................    (3.0)              (4.0)
Discontinued operations............................    (0.3)              (0.5)
                                                      ------             ------
Net loss...........................................    (3.3)%             (4.5)%
                                                      ======             ======




Three months ended October 31, 1997 vs. Three months ended October 31, 1996:

         Net sales from continuing operations in the three month period ended October 31, 1997 were $67,693 compared to $61,075 in the three month period ended October 31, 1996. The increase is mainly attributable to increases in sales volume for specialty resins, recycled plastics, and garden hose.


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

         As mentioned in Note 6, the Company completed the sale of its Styrex injection molding operation. Accordingly, the Company has included a loss of $298 relating to this operation for the three months ended October 31, 1996 within discontinued operations. For the three months ended October 31, 1997 the Company recorded a loss of $236 within discontinued operations related to the Circuit Chemistry lawsuit settlement (See Note 3).

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


         The Company had working capital of approximately $19,255 at October 31, 1997 compared to working capital of approximately $20,160 at July 31, 1997. The decrease in working capital is attributable to an increase in short term borrowings of $3,265, a decrease in accounts receivable of $14,198 partially offset by increases in inventory ($12,173), lower accrued expenses of $2,390 and lower accrued plant closing costs of $1,498. Given the seasonal nature of the business, inventory generally tends to increase during this time as the Company builds inventory in anticipation of its peak selling season during the Company's third and fourth quarters.


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