Form 10-K/A
period 1997-07-31
PURETEC CORP
filed 1998-01-26
CIK 928451

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-K/A-3

                               ------------------


                       AMENDMENT TO APPLICATION OR REPORT
                  Filed Pursuant to Section 12, 15, or 15(d) of
                       THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-26508


                               PURETEC CORPORATION
             (Exact name of registrant as specified in its charter)

        DELAWARE                                  22-3376449
 -----------------------               -----------------------------------
(State of Incorporation)               (I.R.S. Employer Identification No.)

                65 Railroad Avenue, Ridgefield, New Jersey 07657
              (Address of principal executive offices and zip code)

                                 (201) 941-6550
              (Registrant's telephone number, including area code)

                                 AMENDMENT NO. 3
                                  TO FORM 10-K


         The undersigned registrant hereby amends the following exhibits of its Annual Report on Form 10-K for the Year Ended July 31, 1997, as set forth in the pages attached hereto.


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                        PURETEC CORPORATION
                             (Registrant)

                        By    /s/ Thomas V. Gilboy
                            --------------------------
                            Thomas V. Gilboy
                            Chief Financial Officer and Vice President

Date: January 26, 1998

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

10.18 Employment contract dated April 23, 1996 between PureTech International, Inc. and Thomas V. Gilboy

10.19 Summary Plan Description: Severance pay plan for domestic, salaried, non-corporate office employees terminated as a result of restructuring.

10.20    Form of Employment Agreement between PureTec Corporation and Fred W.
         Broling

10.21 Form of Stay Bonus Agreement between PureTec Corporation and under age 40 employees

10.22 Form of Stay Bonus Agreement between PureTec Corporation and age 40 and above employees

21       List of subsidiaries

23.1 Consent of Deloitte & Touche LLP dated January 26, 1998 with respect to Registration Statment No. 33-98266 on Form S-8 and Registration Statement No. 33-98190 on Form S-3.

23.2 Consent of Holtz Rubenstein & Co., LLP dated January 26, 1998 with respect to Registration Statement No. 33-98190 on Form S-3.

27       Financial Data Schedule

99       Form 8-K, dated June 30, 1997.

Exhibit 10.20  Employment Agreement between PureTec Corporation and Fred
               W. Broling

Exhibit 10.21 Stay Bonus Agreement between PureTec Corporation and under age 40 employees

Exhibit 10.22 Stay Bonus Agreement between PureTec Corporation and age 40 and above employees